Form 10-K
period 1999-12-31
TICKETS COM INC
filed 2000-03-29
CIK 1038083

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 000-27893

                               TICKETS.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           06-1424841
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                                    ADDRESS
                        555 ANTON BOULEVARD, 12TH FLOOR
                          COSTA MESA, CALIFORNIA 92626

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 327-5400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS            ON WHICH REGISTERED
        -------------------           ---------------------
  COMMON STOCK, $.000225 PAR VALUE  THE NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $340,125,680 (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2000, there were approximately 57,247,195 shares of Common Stock outstanding.

                THE TABLE OF EXHIBITS FILED APPEARS AT PAGE E-1.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENT                          WHERE INCORPORATED
                        --------                          ------------------
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT        PART III
     TO BE FILED BY APRIL 30, 2000 RELATING TO THE
             ANNUAL MEETING OF SHAREHOLDERS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TICKETS.COM, INC

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I..................................................................     1
  ITEM 1.   BUSINESS....................................................     1
  ITEM 2.   PROPERTIES..................................................    18
  ITEM 3.   LEGAL PROCEEDINGS...........................................    18
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    19
PART II.................................................................    19
  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.........................................    19
  ITEM 6.   SELECTED FINANCIAL DATA.....................................    20
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    23
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................    46
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    46
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    46
PART III................................................................    46
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    46
  ITEM 11.  EXECUTIVE COMPENSATION......................................    47
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    47
  ITEM
     13...  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    47
PART IV.................................................................    47
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................    47

     This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements include risks and uncertainties and relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Tickets.com believes that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein in the business and management discussion and analysis sections. All forward-looking statements are expressly qualified in their entirety by such language. Tickets.com does not undertake any obligation to update any forward-looking statements or explain the reasons why actual results may differ. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Forward Looking Information under the Private Securities Litigation Reform Act of 1995" contained herein, among other things, should be considered in evaluating Tickets.com's prospects and future financial performance. You are also urged to carefully review and consider the various disclosures made by Tickets.com which describe certain factors which affect Tickets.com's business, including the risk factors set forth in Tickets.com's Registration Statement on Form S-1 (No. 333-79709), as amended, as filed with the Securities and Exchange Commission ("SEC").

                                    PART I.

ITEM 1.  BUSINESS

OVERVIEW

     Tickets.com is a leading source for entertainment tickets, event information and related products and services. Consumers can buy tickets from us for our clients' events on the Internet, through our telephone sales centers and interactive voice response systems and through retail stores. By combining our powerful brand, extensive event database, and relationships with entertainment organizations, we create a convenient one-stop solution for consumers in search of event information and tickets. We provide automated ticketing solutions to over 4,100 entertainment organizations and venues such as stadiums, performing arts centers, museums and professional sports franchises. Our automated ticketing solutions include providing outsourcing services and the license and support of our in-house systems products. In 1999 we sold approximately 5.4 million tickets for which we received service fees from ticket buyers. Consumers may also use our web site to purchase tickets from multiple sources and shop for related products. Our goal is to use our brand and state-of-the-art ticketing solutions to create the preeminent location for entertainment information and tickets on the Internet. Our clients include The John F. Kennedy Center for the Performing Arts, The Marine Midland Arena, the Texas Rangers, The Lincoln Center for the Performing Arts, The National Air & Space Museum, Golden State Warriors, San Francisco Giants and the Salt Lake Organizing Committee for the 2002 Olympic Games.

     In 1999 we derived 60.6% of our revenues from ticketing services and 13.8% of ticketing services revenues were derived over the Internet. Our top five ticketing services clients accounted for 26.9% of our ticketing services revenues in 1999. We derived 36.6% of our revenues from software licenses and services. Of our total revenues, we derived 10.2% internationally. Internet revenues comprised 20.3% of the fourth quarter total revenues and 11.0% of fiscal year 1999 total revenues. For additional information regarding the segments of our business see Item 8 of this Form 10-K "Financial Statements and Supplementary Data".

     Tickets.com, Inc. was incorporated in Delaware in January 1995 as The Entertainment Express, Inc. We commenced business operations in May 1996 when we acquired Hill Arts and Entertainment Systems, Inc. In December 1996 we changed our name to Advantix, Inc., and in May 1999 we changed our name to Tickets.com, Inc.

     In this document, the terms "Tickets.com," "we," "us" and "our" refer to Tickets.com, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

  Overview of the Ticketing Industry

     The entertainment and sports industries and consequently, the event ticketing market, are large and growing. We estimate that the market for event ticketing in the United States, based on the face value of tickets sold for live entertainment and sporting events and attractions, totaled approximately $14.5 billion in 1998, and is expected to grow to $18.0 billion in 2001. This growth is evidenced by increases in the number and types of entertainment and sporting events, the number and size of venues and the length of event seasons, as well as the expansion of events into new domestic and international markets.

     As the entertainment and sports industries have grown, so has the demand for more convenient methods for the sale and distribution of tickets. Historically, consumers were often required to spend hours in long lines at the box office in order to purchase tickets to popular events. This process was inconvenient for consumers, created logistical problems for entertainment organizations and made ticket distribution more costly. Over the past 20 years, consumers increasingly have purchased tickets over the telephone or at remote retail stores because of advances in telephone sales center and computing technologies. More recently, advances in telecommunications and emerging e-commerce technologies have enabled consumers to purchase tickets through the Internet and through telephone-based interactive voice response systems, which allow consumers to purchase tickets without human assistance by using a touch tone telephone. Consumers are increasingly embracing these new technologies and purchasing event tickets through these more convenient means.

  Current Approaches to Ticketing

     The process of selling and distributing tickets to an event is inherently complex. Entertainment organizations often simultaneously sell tickets to a number of different events, such as hockey games, basketball games, and rock concerts, each of which requires a different seating configuration for the same venue. In addition, tickets for any particular event may be sold concurrently through a variety of distribution channels, including the Internet, telephone sales centers, interactive voice response systems, retail stores and the venue box office. All of these sales channels compete simultaneously for the same inventory of seats. Furthermore, ticketing systems must be able to track a variety of different types of ticket sales for the same event, including individual advance ticket sales, season and subscription ticketing, day of event walk-up ticket sales, various discount tickets and group ticket sales, each of which has its own unique requirements. Finally, the high demand for admission to popular live events creates a number of operational and logistical complexities related to the sale and distribution of numerous tickets in a very short period of time.

     Entertainment organizations generally have used one of three alternatives to meet their ticketing needs:

     - Outsourcing Service Providers. Entertainment organizations that produce high-demand marquee events, such as large concert promoters, often require the broad sales and distribution capabilities of outsourcing service providers. Outsourcing service providers sell and distribute tickets on behalf of entertainment organizations and often give the entertainment organizations access to their software and hardware at no charge in return for the exclusive right to sell that organization's tickets. Outsourcing service providers typically charge the consumer a service fee based upon the type and location of the event. Using large telephone sales centers, retail store networks, and more recently, e-commerce solutions, these outsourcing service providers enable entertainment organizations to sell a large volume of tickets in a short period of time and over a wide geographic area.

     - In-House System Providers. Many entertainment organizations, such as performing arts centers, elect to manage their ticket sales through software products licensed from in-house system providers. The software products licensed by in-house system providers allow entertainment organizations to better control the level of service offered to, and gather relevant information about, their consumers. These entertainment organizations can use consumer information to develop marketing programs to target audiences for specific events and address their often complex season and subscription ticketing needs. Under license arrangements, entertainment organizations generally undertake the costs of establishing and maintaining their own sales and distribution channels, including computer, networking and telecommunications systems.

     - Manual Ticketing. Other typically small entertainment organizations, such as local theater and dance companies and other organizations generally rely on manual ticketing through a single box office. These entertainment organizations often have limited administrative, marketing and financial resources and rely on box office personnel to manually record transactions and keep track of available ticket inventories.

  Limitations of Current Ticketing Alternatives

     Consumer Perspective. Currently, there are few sources where consumers can find extensive event information and ticket selection. As a result, the consumer must often search through a variety of sources, including newspapers, entertainment guides and the Internet, in order to gather information about upcoming events. Even on the Internet, consumers often must conduct several time-consuming searches before obtaining the information they are seeking. Then consumers frequently must turn to a different source, such as a telephone sales center or separate web site, in order to determine ticket availability for an event and purchase tickets. Most outsourcing service providers limit the information and tickets they provide to those entertainment organizations that use their ticketing services. Also, because most outsourcing service providers use closed, proprietary systems, consumers are not able to use them to access event information or buy tickets from the thousands of organizations that use in-house systems. Many entertainment organizations that use in-house systems or that process their tickets manually have no Internet presence, limited marketing resources and, consequently, have limited brand awareness. As a result, consumers often find little or no information about events available from these entertainment organizations. In addition, many of these organizations currently sell tickets only through their box offices, which typically results in an inconvenient buying experience for consumers.

     Entertainment Organization Perspective. Outsourcing services, in-house systems and manual ticketing may serve as incomplete solutions for many entertainment organizations. Although outsourcing service providers may provide broad distribution capabilities, they generally are limited to order-taking and often cannot supply the information or services necessary for entertainment organizations to develop effective marketing and promotional campaigns. This lack of proactive marketing can result in ineffective marketing campaigns, inefficient ticket pricing structures and, ultimately, unsold tickets. In-house systems allow entertainment organizations to collect pertinent marketing information but often have limited distribution capabilities. In addition, entertainment organizations that use in-house systems often lack the financial, marketing and technical resources required to generate significant interest in their events or traffic to their web sites, if they have them. As a result, consumers who might be interested in these events are unaware of them, resulting in unsold tickets. Manual ticket processing operations have very limited distribution infrastructures, and require substantial personnel and time commitments to gather and organize patron information. Accordingly, these ticketing alternatives do not consistently address all of the varied and complex needs of entertainment organizations.

  Internet Ticketing Information and E-Commerce Opportunity

     The Internet has emerged as a powerful medium for aggregating and disseminating event information, selling tickets and related products, and marketing and promoting events. According to Forrester Research, a leading market research firm, U.S. online ticketing sales to marquee events, regular performances and sporting events are expected to grow from $300 million in 1999 to an estimated $3.9 billion in 2004. The Internet creates advantages and conveniences for consumers and entertainment organizations alike. We believe consumers want a single web site where they can find information about a wide range of events and conveniently buy tickets to those events. Entertainment organizations are increasingly interested in using modern software tools and the Internet to efficiently sell tickets, market their events, deliver event information and promotional material to consumers, and generate increased revenues. We believe that significant opportunities exist for providers of extensive event information and automated ticketing solutions that can provide both the convenience requirements of consumers as well as the revenue maximization objectives of entertainment organizations.

THE TICKETS.COM SOLUTION

     We have developed an automated ticketing solution that combines the information sharing and interactivity of the Internet with our flexible technology and an extensive sales and distribution network. Through our www.tickets.com web site, we enable consumers to obtain information about a wide range of sports and entertainment events, purchase tickets from multiple sources and shop for related products. We provide a wide variety of entertainment organizations with a broad range of flexible outsourcing services and in-house systems to sell and distribute tickets, promote their events, collect and analyze important patron demographic information and conduct related commerce. Our strategy to deliver a ticketing transaction wherever the consumer buys tickets, combined with our open platform technology, enables us to deliver transactions on the web in three ways: through the Tickets.com web site, through co-branded ticketing web sites, and through private label web sites of entertainment organizations.

  Benefits to Consumers

     Extensive Event Information. We provide consumers with a broad database of events and venues, including addresses, phone numbers, maps and directions, event schedules, ticket availability and seating charts. Our database contains information on entertainment organizations and sporting and entertainment events and performances, including local and national sporting events, concerts, theater and dance performances and museum exhibits. Our database includes events for entertainment organizations that use our in-house systems and outsourcing services as well as entertainment organizations that use other in-house systems or outsourcing services. Consumers can conduct searches for events on our web site based on criteria such as event name, venue name, event type or geographic location.

     Convenient Access to Multiple Ticket Sources. After selecting a particular event for a ticket purchase, consumers are generally either linked to a web site that allows them to purchase a ticket or are provided with contact information for those ticket sellers who do not sell tickets on the Internet. Traditionally, outsourcing service providers only offer consumers access to tickets sold through their own proprietary systems. However, we allow consumers to locate tickets to events through a variety of methods, including:

     - sales of tickets for entertainment organizations who use our outsourcing services;

     - links into web pages of entertainment organizations that use our in-house systems;

     - links and referrals to other online ticket sellers; and

     - access to our ticket auction site.

     By providing links to a variety of ticket sources, we offer consumers the ability to purchase tickets to a broad range of sporting and entertainment events simply by visiting our web site. In addition to our Internet services, we offer tickets through interactive voice response systems, telephone sales centers, retail stores and the venue's box office, all with a view toward providing consumers with a superior buying experience.

     Wide Variety of Related Products and Services Available. Our web site offers consumers a variety of products and services related to their entertainment and ticketing needs, including:

     - auction capabilities, which bring together ticket buyers and sellers, and allow sellers to receive the going market value for their tickets;

     - personalized entertainment calendars;

     - one-time personal registration, which allows consumers to enter their personal profiles and entertainment preferences once, eliminating the need to re-enter information on subsequent transactions;

     - event packages, which include event tickets, transportation and travel arrangements;

     - airline, hotel and rental car reservation services; and

     - links to related merchandise.

     By integrating our extensive database of events and entertainment organizations with broad access to multiple ticket sources and our related products and services on one web site, we offer consumers a one-stop shopping and information solution.

  Benefits to Entertainment Organizations

     Flexible, End-to-End Technology Solutions. Unlike many other ticket sellers, our automated ticketing solutions offer the benefits of both outsourcing services and in-house systems to entertainment organizations. The flexible, open structure of our outsourcing services contrasts with the closed, proprietary systems of other ticket sellers generally require the use of their full services as a condition to participating in their distribution network. As an outsourcing service, we offer a wide range of ticketing services, including ticketing inventory and control, patron data management, and ticket sales and distribution through our international online and traditional sales and distribution network and sophisticated information systems. As an in-house systems provider, we offer a variety of specially tailored, in-house systems, from general admission systems for amusement parks to highly sophisticated, multi-module systems for the world's leading performing arts centers and arenas. All of our in-house system products are scalable in that they may be adapted for both low and high volume transactions and for users with simple to complex ticketing needs. By using the Internet, advanced data communications technology and standardized open interfaces that connect our sales and distribution network to our in-house systems, we can also offer entertainment organizations real-time Internet ticketing capabilities through our web site or through their own web site.

     Targeted Marketing and Event Promotion Capabilities that Provide Incremental Revenue and Cost Savings Opportunities. Our automated ticketing solutions and web site offer entertainment organizations effective targeted marketing and event promotion capabilities. Our core ticketing system enables entertainment organizations to build, maintain and access a consumer database and to organize and analyze information about ticket buyers. Entertainment organizations can use this information to earn higher fees from their advertisers and corporate sponsors, sell more tickets, create more efficient ticket pricing strategies and lower their marketing expenditures by targeting specific consumers or groups of consumers. We also offer entertainment organizations promotional services on our web site, including special venue or event listings, venue seating charts, banner advertising and customized web pages promoting specific events.

     Ability to Take Advantage of our Strong Brand Name to Increase Ticket Sales. We believe our brand name, "tickets.com," is a powerful tool for connecting the ticket buying public to entertainment organizations. Tickets.com is a simple and logical place for consumers to look for tickets online, because it concisely tells what we sell and where to find it. We believe that our brand name may be compelling to many smaller entertainment organizations that lack the marketing resources to generate broad consumer interest in their events.

THE TICKETS.COM WEB SITE

     The Tickets.com web site offers extensive event, venue and ticketing information, ticket purchasing options and other related services.

  Event Search and Information

     Our web site provides consumers with information about a wide variety of sporting and entertainment events. Consumers can access our database comprised of information on entertainment organizations and sporting and entertainment events and performances. Consumers can search our web site by event, performer, venue name or location. They can also view event schedules, league standings, tour dates, show times, box office information, news stories and seating charts. After selecting an event, consumers are presented with more detailed event and venue information, and a selection of one or more ticket sources for that event.

  Ticket Purchasing Options

     After receiving search results from our web site, consumers are presented with several ways to locate tickets through a variety of sources, including venue box offices, the primary ticket seller or through our auction site. When purchasing tickets from entertainment organizations that use our automated ticketing solutions via the Internet, the consumer can generally purchase tickets directly on a real-time basis for the best available seat. When purchasing tickets to events of entertainment organizations that use another automated ticketing solution via the Internet, the consumer can be linked directly either to the organization's web site or to the web site of that organization's outsourcing service. For tickets that are available on our auction site, the ticket buyer is given a direct link to the auction page containing tickets to that event. Finally, we also provide contact information for ticket sources that do not sell tickets online.

     Our ticket auction enables consumers to bid on tickets to sporting and entertainment events across the country. Our auction has been engineered to meet the particular requirements of ticketing, which is time sensitive and geographically fixed. Once at the auction, consumers may bid on tickets via our auto-bidder, which automatically ensures that they are the top bidder as long as their maximum bid is not exceeded.

     In consumer-to-consumer auctions, ticket sellers pay us a per-ticket auction posting fee and a per-transaction success fee upon the closing of each auction. Sellers can customize their own auctions, specifying the length of time the auction remains open, the location of the auction on the web site, and the minimum opening bid. All bids are displayed in real time as potential buyers bid. At the closing of an auction, if the highest bid exceeds the minimum acceptable bid, the success fee is automatically billed to the seller's credit card. The buyer and seller then make their own arrangements for payment and ticket delivery. We are taking measures to lower the risk of fraudulent activities related to the posting and purchase of tickets on our consumer-to-consumer auction site. For example, we require all auction members to register with a valid credit card and to enter their name, address, e-mail address and telephone numbers. We have also instituted other measures such as a rating system for sellers and buyers of tickets, as well as a requirement that all postings include section, row and seat information.

     In 1999 we entered into arrangements with several performers to provide online ticket auctions of tickets for live concerts. Under these arrangements, concert tickets are allocated by performers for auction on our web site and certain amounts collected above the face value are donated to a charity of the performer's choice. The minimum opening bid is set at the face value of the tickets plus the service fees that we charge to consumers. In addition, the buyer pays a charge for delivery of the tickets. As part of our arrangement with the performers, we have typically agreed to purchase any unsold tickets at the face value. We also intend to offer demand-driven pricing capabilities to allow event promoters, artists and venues to capture the market value of premium tickets while also allowing them to increase attendance through dynamic pricing of low demand seats.

  Related Services

     Our web site offers consumers a variety of services related to their ticketing and entertainment needs, including:

     - Personalized Entertainment Calendars and Event Notification. At the personalized entertainment calendars and event notification section of our web site, consumers can specify areas of particular interest to them, such as rock performers or sports teams. Once registered, consumers are able to create an event calendar organized by city, date and event type. In addition, they will receive e-mail notifications of events of interest in their local area, with the opportunity to purchase tickets to those events.

     - Event Packages. We offer consumers a variety of custom event travel packages, which generally include event tickets, travel arrangements and hotel accommodations. We offer packages to such high-demand sports events as the Super Bowl and the Daytona 500, as well as activity-oriented packages such as ski and golf vacations. We serve as the selling agent for packages by referring customers to our travel and entertainment partners, and we receive a commission on the sale of each package. Recently, we have also purchased travel packages for resale to consumers.

     - Travel Services. We currently have an outsourcing agreement with a travel planning and reservation agency that provides travel services through our web site and our 1-800-TICKETS phone number. Visitors to our web site can make airline, hotel and car rental reservations by using this service. Consumers can also call our 1-800-TICKETS number and be transferred to a travel representative.

THE TICKETS.COM SALES AND DISTRIBUTION NETWORK

     Our sales and distribution network is comprised of various channels through which information is accessed and tickets are sold. This network consists of various distribution channels including our web site, three national telephone sales centers, individual venue box offices, interactive voice response technology and numerous retail store locations.

     - Internet. We currently sell tickets through our web site at www.tickets.com, as well as through the various web sites of many of our clients, including the Buffalo Sabres, San Francisco Giants, Oakland Athletics and Playhouse Square Foundation. The majority of transactions conducted through our www.tickets.com site use our highly specialized system-to-system interface, the Transaction Application Gateway, that connects various automated ticketing solutions to our sales and distribution network, creating consistency in information display and the ticket purchasing process. Entertainment organizations can sell tickets through our web site or directly from their own web sites using our Transaction Application Gateway product. The details of this interaction with the various ticket engines is transparent to the consumer.

     - National Telephone Sales Centers. Consumers can purchase tickets through our three national sales centers located in Concord, California; Cleveland, Ohio; and Fairfax, Virginia. Operators at our telephone sales centers take ticket orders and mail the tickets directly to the ticket purchasers or, at the purchaser's request, arrange for the tickets to be held at the venue's will call window. In addition, our operators respond to questions regarding facility characteristics, directions to the facility, parking, hotel accommodations and nearby restaurants. We recently announced plans to cease ticket sales activities at our Cleveland, Ohio telephone sales center. We expect to redirect the ticket sales activities to our Concord, California telephone sales center by the end of the second quarter of 2000. We will maintain sales, technical and client support functions in Cleveland for our clients within that region.

     - Interactive Voice Response. Our ticketing sales and distribution capabilities also include an advanced interactive voice response system, which enables consumers to access information and purchase tickets to certain events, by using a touch tone telephone without human assistance. Ticket and event information is prerecorded and stored on specialized computer systems, and is accessed by consumers through the use of touch tone prompts. The first time a consumer purchases tickets through our interactive voice response system, that consumer's unique profile is stored on the system and can be easily accessed to quickly process any subsequent purchases by that consumer. The interactive voice response system can also be scaled to handle a significant volume of transactions without degradation of processing speed or data integrity.

     - Retail Stores. We currently sell tickets through a number of retail stores in those locations where we offer outsourcing services to entertainment organizations. These retail stores are typically high-visibility retail chain stores that have a strong brand name and substantial consumer traffic, and that cater to consumers who are likely to attend entertainment and sporting events. Our retail stores include music and video stores, such as The Wherehouse and grocery stores, such as Tops Friendly Markets and Raley and also includes Mail Boxes, Etc. We are generally responsible for installing and maintaining the necessary hardware and software at the retail stores and for training employees of the retail stores in the operation of the Tickets.com system. The retail stores are responsible for providing personnel for ticket sales and daily operations, as well as advertising and promotions to augment ticket sales.

     - Venue Box Office and Back Office Operations. Our clients use our in-house systems and outsourcing services to access, sell and print tickets from their box offices, as well as for various financial and marketing functions related to ticket sales and payment collection. Many of our clients also use our automated ticketing solutions to manage and sell various forms of ticketing programs, including season tickets, subscription packages as well as single tickets.

TICKETS.COM TECHNOLOGIES

     Our ticketing technologies include our proprietary Transaction Application Gateway and a family of in-house systems products designed to meet the needs of a wide variety of entertainment organizations.

     Our system-to-system interface, Transaction Application Gateway, is a specialized software system that connects a variety of clients' ticketing systems to our system and our database through standard interfaces. We have developed our Transaction Application Gateway to achieve the standardization and scalability needed to simultaneously sell tickets for multiple entertainment organizations, independent of the ticketing system used by those organizations. Our Transaction Application Gateway is capable of facilitating interaction between various automated ticketing solutions on one end, and various sales and distribution points on the other end. We intend to enhance our Transaction Application Gateway to create a distributed network capable of selling and printing tickets at any connected location, for any entertainment organization that uses our Transaction Application Gateway as a transactional middleware.

     Our system-to-system interface is designed to store and maintain current event and ticket availability information from a variety of individual ticketing servers. Transaction records are centrally stored on our Transaction Application Gateway and are written to the specific automated ticketing solution's database to update inventory availability. In addition, our system-to-system interface can store and transmit to the corresponding ticketing server consumer information that can later be used for analysis and development of targeted marketing efforts by entertainment organizations. The open nature of the architecture of our Transaction Application Gateway also makes it possible to develop interfaces with a variety of sales and distribution channels, such as web sites, kiosks, interactive voice response applications, automated teller machines and WebTV.

TICKETING SOFTWARE

     We currently offer a broad portfolio of specialized in-house systems products designed to meet the needs of a variety of entertainment organizations, from the general admission needs of fairs and parks to the highly sophisticated, high-capacity reserved seating needs of large arenas, stadiums and performing arts centers. Some entertainment organizations rely on our products as their in-house systems and purchase and maintain their own computer and communications equipment. Other entertainment organizations use our ticketing engine on an outsourcing basis and rely on us to store all necessary data on our computer equipment and provide them with access to that information through terminals at their box offices.

     The functionality of our in-house products can generally be divided into four components:

     - a presentation layer that determines the manner in which information about events and tickets are communicated to system users;

     - a middleware layer that communicates information between the presentation component and the data storage component, processes transactions and prints tickets;

     - a data storage component that stores and maintains a large amount of data related to events, tickets, venues and transactions; and

     - a reporting component that produces records related to the sale of tickets such as payment methods and ticket sales patterns.

     Depending on the needs of individual entertainment organizations and industry sectors, each of these components can vary greatly in sophistication, capability, scalability and transaction processing speed. Our in-house systems product offerings include our Advantix SQL and Artsoft/Sportsoft systems, as well as Prologue, PASS, TicketMaker Professional, Admits, Select-A-Seat, Access Control System 2100 and Databox which we obtained through acquisitions of other ticketing companies. Over the next several years we intend to consolidate our broad portfolio of in-house systems products into a few in-house systems and to develop links from our clients' various software and hardware systems to our in-house systems and databases.

OUTSOURCING SERVICES

     We use Advantix SQL and Prologue software to provide flexible outsourcing services that enable entertainment organizations to benefit from our industry knowledge, telecommunications infrastructure and technology development to manage their ticketing needs in an efficient and economic manner. We generally serve as the exclusive outsourcing services provider for our outsourcing clients pursuant to contracts that generally have terms ranging from one to five years with automatic one-year renewals. These contracts usually contain termination provisions generally allowing our clients to terminate the contract upon notice of a breach after a 30- to 60-day period to cure. Our outsourcing services clients determine all face values for tickets sold through our services. These clients also generally determine when tickets for their events will be sold to the public and the number and type of tickets that will be available for sale through us. We usually sell only a portion of our clients' total tickets. Our clients' personnel will often handle group sales and season ticket sales through their own box offices. The number of tickets that our clients sell in-house varies from client to client and varies as to any single client from year to year. Tickets allocated by our clients to us are sold to the public directly through our distribution network.

     Our outsourcing services include integrated patron data management, ticket processing and customer service and support.

  Integrated Patron Data Management Capabilities

     The Advantix SQL and Prologue software used in our outsourcing services can capture and store information regarding the purchasing habits, preferences and demographics of ticket buyers on a real-time basis. When a consumer purchases a ticket to an event, an electronic file is built on that consumer, including the consumer's name, address, telephone number and any other demographic information specified by the entertainment organization. Thereafter, when that consumer purchases tickets, the system retrieves that consumer's relevant information and tracks historical ticket purchases, enabling the entertainment organization to obtain valuable information about its repeat customers.

  Ticket Processing Capabilities

     Our ticketing systems are designed to track and manage the complex ticketing needs of a variety of entertainment organizations. The systems used by our outsourcing services clients are accessible on a real-time basis by any authorized user. The ticket processing capabilities of our outsourcing services systems include the following functions:

     - Creation of Master Seating Charts. During the first step of the ticketing inventory and control process, we create a master seating chart for each seating configuration that a particular entertainment organization may use. For example, an arena may use one seating configuration for hockey games, another for basketball games and another for rock concerts. Each master seating chart can then be used as a template in the event creation process.

     - Creation of Ticket Prices. Next, a set of ticket price zones in the configuration can be created. Different configurations of prices for season sales, group sales and single ticket sales can be added to the ticket price grids. The ticket price grids also contain pertinent service charges and handling fees. We can create multiple price points for each event. We eventually plan to use this capability to create various dynamic pricing programs that will allow us to price individual seats at an event and enable entertainment organizations to change prices for tickets to accurately reflect market demand for that seat.

     - Customization of Seating Charts for an Event. A sequence of customized events can be created which use the already established master seating chart and prices. The individual chart for an event includes the date and time of the event and contains rules for seating availability and for the determination of the seats to be sold on a best available seat basis. An authorized operator can change information regarding events online at any time in the system.

     - Real-Time Tracking of Ticket Inventory. Tickets are often sold simultaneously through multiple distribution channels, including the Internet, interactive voice response systems, telephone sales centers, retail stores and the box office. We centralize control of ticket sales through the various distribution channels and monitor, on a real-time basis, the progress of the sale of tickets for a particular event. This capability allows facilities and promoters to determine whether to add additional performances for the event in order to satisfy demand. We are also capable of executing rapid searches to find the best available seats for a particular performance.

     - Ticket Sales, Printing and Delivery. Orders for tickets are generated through our various sales and distribution points. Once tickets have been selected by a consumer, the system automatically puts these tickets on hold until a transaction is completed. Our automated ticketing solutions generally provide for automatic credit card approval, as well as real-time capture of information in a customizable database structure. Upon receiving approval of the credit card or receipt of cash payment at retail stores, the transaction is completed and a unique transaction number is provided by the system. For most transactions completed through the Internet, interactive voice response systems or our telephone sales centers, tickets are printed and sent to consumers via the mail or express delivery, depending on consumers' preferences. For transactions completed at retail stores, tickets are printed and given to consumers at the time of the transaction.

     - Reports. Standard reports relating to ticket sales and proceeds collected for particular events are available to clients online and are updated at the time each transaction occurs. A system of checks and balances continually verifies the accuracy of the report data. These reports allow clients to monitor, on a real-time basis, the progress of ticket sales to any particular event or a specific performance of that event. Customized reports can be designed and tailored to clients' specific requests. These reports are often used by our clients as management tools in their accounting, finance and marketing departments.

     - Closing of an Event. For each event, our automated ticketing solutions track ticket sales and capture pertinent information relating to each ticket sale, including the channel through which the ticket was sold, the price of the ticket, the amount of any service or handling fees, the type of ticket sold and the seat location. Upon closing of the event, we prepare final detailed settlement reports for the client that verify funds due to that client.

CLIENT SERVICE AND SOFTWARE SUPPORT

     We currently maintain regional sales and support offices, each of which is staffed with account representatives and technical support personnel. Each outsourcing services client is assigned an account representative located in our nearest regional office, and that account representative manages the client's account, acts as the day-to-day interface with the client and coordinates our services for the client's various events.

     In addition to providing outsourcing services to entertainment organizations, we typically license our in-house systems, sell hardware and provide maintenance and support services to individual licensees. Our license agreements generally have perpetual terms. Our support and maintenance contracts have terms ranging from one to five years and typically have automatic one-year renewals, and contain termination provisions generally allowing our clients to terminate the contract upon notice of a breach after a 30- to 60-day period to cure. Our licenses generally are limited in geographic scope and functional scope. Through our e-commerce network, we can provide our licensees a broad distribution network that includes our www.tickets.com web site.

     We also provide support to our licensees under software support agreements. Our technical team of over 30 employees in the United States and in Europe provides full-time product support for our licensees.

FOREIGN OPERATIONS

     We have software licensing and support operations in four European countries and in Australia. In fiscal years 1997 and 1998, our foreign sales were not material. For 1999 our revenues are geographically classified as follows:

                                                                                FOREIGN
                                                              UNITED STATES    OPERATIONS
                                                              -------------    ----------
Ticketing Services..........................................      100.0%           0.0%
Software Services and Other.................................       74.5%          25.5%

     For additional information regarding foreign operations see Item 8 of this Form 10-K "Financial Statements and Supplementary Data".

SALES AND MARKETING

     Our sales strategy is primarily focused on increasing the inventory of tickets available to consumers, increasing Internet ticket sales, increasing consumer exposure to those tickets and other products and services offered by us, and increasing our advertising and sponsorship revenues. Our sales force is currently divided along the following product lines and service functions: in-house systems; outsourcing services; online sales of tickets allocated to us by entertainment organizations; and advertising and sponsorships.

     We market and license our in-house systems through a direct sales force organized by region and product line. We maintain direct sales personnel in the United States and internationally in the United Kingdom, the Netherlands, Germany, Australia and Canada. The sales force generates leads through inbound inquiries into our sales offices and web site, contacts made at industry conferences and trade shows, and our ongoing promotional programs. In some cases, entertainment organizations issue a request for a proposal that defines the organization's specific system needs, including operating platform and network requirements. In other cases, our sales team determines the scope of the organization's specific needs. In either case, the national sales manager determines the in-house product which best meets the needs of the entertainment organization and assigns the relevant product team to lead the process. We complement our sales force with our software support group that is also responsible for the installation and technical support of each in-house system.

     Our outsourcing ticketing services sales team is segmented by geographical regions. Leads for outsourcing services are generally generated through requests for proposals, trade shows, and industry contacts. The sales process includes a full demonstration of our system capabilities and service offerings as well as visits to our telephone sales centers by representatives of the entertainment organizations. The entire sales process is a coordinated effort between sales representatives and members of our operations and technology groups.

     Along with our in-house systems and outsourcing services, we also sell our online distribution capabilities to organizers of special or one-time events, as well as organizers of general admission events. Leads for such opportunities are generally generated by our sales force or through our promotional and public relations efforts. In such cases, we work with event organizers to promote our brand and our web site as an online sales and distribution channel for information and tickets for the event.

     In addition to the services we offer entertainment organizations, we market our web site and other advertising vehicles to corporate advertisers and sponsors who are interested in reaching the entertainment consumer. Currently, our advertising and sponsorship sales for our web site and other vehicles are done internally by our own staff, as well as being outsourced to Latitude 90, an advertising representation firm.

STRATEGIC ALLIANCES AND ADVERTISING RELATIONSHIPS

     We have entered into a number of strategic alliances and advertising agreements with technology, marketing and online companies in an effort to maximize our inventory of available tickets, develop our brand in the marketplace, and to broaden our revenue sources.

  Excite@Home

     In August 1999, we entered into a binding letter of intent with Excite, Inc., a leading online content provider and wholly owned subsidiary of At Home Corporation. At the same time, Excite acquired a minority equity interest in Tickets.com. Under the terms of the letter of intent, we have created an event information and ticketing functionality for Excite's web site and other web sites that Excite has the right to program. In addition, we will design and create ticketing web pages for Excite's network that will contain the ticketing service, as well as feature or display links to various Excite community products such as message boards, chat clubs and home pages. These web pages will display both the Tickets.com and Excite brands. Under the terms of the letter of intent, Excite will feature previews for the ticketing service and co-branded web pages throughout the Excite web site and will be responsible for selling advertising on these web pages. In addition, we will link to content and tools, such as calendars, message boards and clubs, on the Excite web site. Excite will pay us fees based upon revenues it generates from advertising on the co-branded web pages and we will pay Excite commissions for ticket sales over the Internet and revenues that we receive from Excite users from ticket auctions, sales of travel and event packages and sales of merchandise. We will also pay Excite a fee for a variety of services, such as e-mail delivery to users, e-mail response tracking and database management and maintenance for registered users, and for distribution on the Excite network. The letter of intent as amended on December 30, 1999 provided for the letter of intent to be restated and designated for all purposes as the definitive agreement between Excite and Tickets.com. In addition, the definitive agreement incorporated all of the terms of the letter of intent, adjusted the timing of the parties' obligations under the agreement to accommodate for a delay in the launch of the co-branded web pages, and extended the agreement to December 31, 2002.

  Cox Interactive Media, Inc.

     In August 1999, we entered into a content and distribution agreement with Cox Interactive Media, Inc., a wholly owned subsidiary of Cox Enterprises, Inc. At the same time, Cox Interactive acquired a minority equity interest in Tickets.com. Under the terms of the agreement, we have created a ticketing functionality for web sites operated by Cox Enterprises or entities affiliated with Cox Enterprises, including Cox Interactive and MP3Radio.com. These web pages will display both the Tickets.com and Cox Enterprises and Cox Interactive brands. We will also provide Cox Interactive with event and venue information for display in the event guide sections of Cox Interactive's web sites as well as other areas of the Cox Enterprises network. We will also assist Cox Interactive with the integration of our ticketing functionality and content into Cox Interactive's local event listings and calendars. In return, Cox Interactive has agreed to create a link to a ticket buying tool on each home page for a city site. Cox Interactive will also feature the event listing and calendars on the entertainment page of each city site. Cox Interactive has also agreed to provide us with a minimum of 125 million advertising impressions, including placement of our content on its web site, links to the co-branded web pages or the www.tickets.com web site and promotions of the co-branded web pages and our web site. In addition, Cox Interactive will be responsible for selling advertising on the co-branded web pages. We will link to content and tools, such as calendars, message boards and classifieds, on the Cox Interactive web site. Cox Interactive will pay us a fee based upon revenues it generates from advertising on the co-branded web pages and we will pay Cox Interactive commissions for ticket sales over the Internet and revenues that we receive from Cox users from ticket auctions, sales of travel and event packages and merchandise sales. We have also agreed to purchase a specified minimum amount of advertising on Cox Interactive and other Cox Enterprises web sites, radio stations, newspapers and cable. The content and distribution agreement has a term of five years, but may be terminated by either Cox Interactive or us if the other party breaches the agreement and the breach remains uncured for a period of 90 days.

  MP3.com

     In March 2000, we entered into an agreement with MP3.com, Inc., a leading music-oriented destination site on the Internet. Under the terms of the Agreement, subject to other functionality incorporated by MP3.com, we will serve as the exclusive provider of music event ticketing services featured, promoted and displayed on the MP3 Events Calendar, which is a calendar of events displayed on the MP3 web site and distributed to registered users of the MP3 site via regular email campaigns, for up to up to 21 million impressions per month. The MP3 Events Calendar will incorporate the Tickets.com Music Events Database, which is a proprietary database developed and maintained by Tickets.com consisting of, among other things, a national listing of live musical events, corresponding venues and other relevant information. In addition, the MP3 Events Calendar will be incorporated into the Tickets.com Events Guide, which is displayed on the Tickets.com web site and distributed to affiliated web sites. Upon the launch of the MP3.com Concert Update Service, which is a user and region targeted email service, MP3 will discontinue the MP3 Events Calendar email campaigns and incorporate the Tickets.com Events Calendar into the MP3 Concert Update Service for up to 21 million impressions per month. The MP3 Concert Update Service will be prominently co-branded with the Tickets.com logo and the MP3.com logo. The agreement has a term of two years.

  Shubert Ticketing Services

     In March 2000, we entered into a 3-year agreement with Shubert Ticketing Services, a provider of automated ticketing solutions, specializing in Broadway events. Under the terms of the agreement, we will create a special promotional section on our web site to feature events that are ticketed by Shubert. Upon reaching certain minimum performance levels, we will receive commissions on each ticket sold through our site or any affiliate sites which feature our ticketing functionality.

  Encryptix

     In February 2000, we made a strategic investment in Encryptix, Inc., a provider of secure, authenticated online printing technologies for live events, movie, travel and financial service industries. As a result of this investment, we expect to enter into an operating arrangement with Encryptix, whereby we will offer ticket buyers the ability to print tickets on their desk-top printer, in exchange for certain revenue-sharing arrangements with Encryptix.

  E.C.V., LLC

     In January 2000, we entered into a marketing rights and ticketing services commission agreement with E.C.V., LLC, a manager and promoter of race car drivers, whereby we will receive certain marketing and promotional rights. Pursuant to the agreement, we will be the "Title Partner" for Galles -- ECR Racing and Al Unser, Jr., Galles -- ECR Racing's driver, in return for certain marketing and sponsorship fees. E.C.V. has the obligation to secure for us certain ticketing services agreements with various raceways.

     We have the option to terminate the agreement at the end of the first year, if E.C.V. fails to meet certain performance milestones. Conversely, if certain other performance milestones are met by E.C.V., it will have the opportunity to extend the agreement, at its option, for an additional two-year term.

  RealNames

     In July 1999, we entered into an agreement with RealNames Corporation, the provider of the RealNames subscriber-based Internet addressing system. Under the terms of the agreement, we have been granted an exclusive license to use the terms "ticket", "tickets" and "tickets.com", in the RealNames service for the term of the agreement. Under the terms of the agreement, RealNames may withdraw any name granted to Tickets.com at any time, but may not reallocate a withdrawn name to any other company during the term of the agreement. As a result of the agreement, Internet users conducting searches on search engines that use the RealNames service will be provided a direct link to our home page or such other location as we may reasonably specify. Our agreement with RealNames provides for payments of quarterly fees by Tickets.com to RealNames, and a per-referral fee for each referral in excess of prescribed minimums. The agreement terminates on June 30, 2001, and will be automatically renewed for successive one-year terms, unless either party notifies the other of its intention not to renew within 30 days of the termination date. In addition, if RealNames removes one of our RealName terms, we have the right to terminate the agreement or if RealNames becomes subject to liability because of the use of one of our RealName terms, it may terminate the agreement.

ACQUISITIONS DURING 1999

     We were originally organized as The Entertainment Express, Inc. under the laws of the State of Delaware on January 25, 1995. Our operations commenced in May 1996 with the acquisition of the assets of Hill Arts and Entertainment Systems, Inc., which included a proprietary in-house system used by a wide variety of entertainment organizations. In December 1996, we acquired the telephone sales center and outsourcing services operations of the Advantix division of Playhouse Square Foundation, an Ohio-based performing arts center and outsourcing services provider, at which time we changed our name to Advantix, Inc.

     TicketStop, Inc. In March 1999 California Tickets.com entered into a stock purchase agreement with TicketStop, Inc. and the shareholders of TicketStop to purchase all of the outstanding common stock of TicketStop. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an initial cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $400,000, was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in a cash payment of approximately $400,000 and an equal amount of additional goodwill. The operating results of TicketStop have been included in our consolidated financial statements from the date we acquired California Tickets.com.

     TicketsLive Corporation In April 1999 we purchased all of the outstanding capital stock of TicketsLive Corporation. The aggregate purchase price was $26.0 million. The acquisition of TicketsLive added a suite of in-house systems products, licensed and sold in the United States, Europe and Australia, to our family of in-house systems products. In addition, we acquired our system-to-system interface, the Transaction Application Gateway, that facilitates our ability to sell tickets on our web site from a variety of sources. We also acquired client relationships with several well-known entertainment organizations, including the Lincoln Center for the Performing Arts, the New York Philharmonic, the Carrier Dome, Pennsylvania State University and the National Air & Space Museum, among others. The operating results of TicketsLive Corporation have been included in our consolidated financial statements from the date of the acquisition.

     California Tickets.com, Inc. Effective April 1999 we completed the acquisition of California Tickets.com, and in May 1999 we changed the name of our company to Tickets.com, Inc. The aggregate purchase price was $41.5 million. The acquisition of California Tickets.com added some of our most significant brand assets, including our web site address (www.tickets.com) as well as our 1-800-TICKETS telephone number. The operating results of California Tickets.com have been included in our consolidated financial statements from the date of the acquisition.

     dataCulture Ltd. In August 1999 we purchased all of the outstanding capital stock of dataCulture Ltd. The acquisition of dataCulture added another in-house systems product to our family of in-house systems products, an expanded presence in the United Kingdom, and client relationships with several well-known entertainment organizations in the United Kingdom, including Chelthenham Racecourse, Widmore Hall London and The Lyric Theatre, among others. The aggregate purchase price was L4 million, or the equivalent of approximately $6.5 million at August 23, 1999. The operating results of dataCulture have been included in our consolidated financial statements from the date of acquisition.

     Lasergate Systems, Inc. In December 1999 we completed the acquisition of Lasergate Systems, Inc., The aggregate purchase price was $3.7 million. The acquisition of Lasergate added a suite of in-house systems products to our family of in-house systems products, as well as approximately 95 new client relationships. The new client relationships include Foxwoods Casino and Boston Museum of Science, among others. The operating results of Lasergate have been included in our consolidated financial statements from the date of the completion of the acquisition in December 1999.

COMPETITION

     The market for automated ticketing solutions is intensely competitive, and we expect competition to increase in the future. We believe that the principal competitive factors that we must address include:

     - greater brand recognition of some of our competitors' brands;

     - longer operating histories of some of our competitors;

     - the size of ticket inventories maintained by our competitors; and

     - greater financial and other resources available to our competitors.

Our specific concerns include the following:

     - an inability to gain access to our competitors' existing clients who may currently have lengthy contracts;

     - difficulties associated with gaining national recognition, as well as penetrating specific regional clients; and

     - the current consolidation of the ticketing industry into a few large conglomerates with lengthy operating histories and stronger brand recognition.

     Although we believe that we compete favorably with respect to these factors, we expect we will be continually challenged by current competitors who may have significantly greater financial, marketing, customer service, distribution, technical and other competitive resources, as well as by new entrants into the industry. Our principal competitors include two large national providers of outsourcing services, smaller regional providers of outsourcing services, entertainment organizations that operate and maintain in-house ticketing systems, software companies that license in-house systems and a variety of Internet competitors.

     On a national level, we primarily compete with two national providers of online and offline automated ticketing solutions, Ticketmaster Corporation and its online partner Ticketmaster Online-CitySearch, Inc., which have operations in multiple locations throughout the United States. Ticketmaster Online-CitySearch has an exclusive license to perform all of the online ticketing for Ticketmaster Corporation. Ticketmaster has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally, and in Internet ticketing specifically, and has greater financial and other resources than we do. We seek to distinguish ourselves from these national ticketing companies in the following ways, among others:

     - Increasing the number of our software licensees who can sell tickets over the Internet -- currently only approximately 1,200 of our 4,100 entertainment organizations can sell tickets real-time over the Internet. By increasing the number of the entertainment organizations that can sell tickets over the Internet, we can increase the amount of ticket inventory and content available through the Tickets.com website. The result is an ability to grow our revenue base and improve the consumer experience by providing a broad range of ticketed events.

     - Focus on growth in traditionally underserved markets -- traditionally, the ticketing needs of night clubs, minor league sports teams, auto racing leagues and other entertainment organizations have been underserved. Our software presence and sales and marketing resources targeted at these segments provide us an opportunity to grow through focusing on these high potential segments.

     - International expansion -- we believe that the ticketing industries in many international regions, including Europe and Asia, are fragmented and underserved and entertainment organizations are generally not bound by exclusive long-term contracts. By combining our software presence with a strong brand and distribution capability overseas we can rapidly develop the international marketplace.

     Further, we believe we can distinguish ourselves through the versatility and functionality of our ticketing system, as well as our ability to capture and manage data regarding ticketing transactions and consumer purchasing habits.

     On a regional level, we compete with smaller providers of outsourcing services that may have longer operating histories, greater name recognition and a broader established client base in the geographic areas in which they operate than we do. We believe, however, that many regional providers of outsourcing services are at a competitive disadvantage because they have not developed their own ticketing software applications, have geographically restricted license arrangements with in-house systems providers, and, in some instances, are controlled by a major entertainment organization which may prevent them from contracting with that organization's competitors.

     Finally, we also face competition from independent companies that license in-house systems to regional providers of outsourcing ticketing services and individual entertainment organizations. These companies may develop more effective in-house systems than ours that could render our products obsolete.

     On the Internet, we compete with online ticketing companies, as well as online providers of entertainment information, merchandise and related services whose suites of services overlap with our target markets. In addition, because barriers to entry are relatively low, we may face competition from companies in other areas of e-commerce that can launch new web sites using commercially available software. These potential Internet competitors may have competitive advantages including strong brand recognition, fully developed e-commerce functionality, comprehensive information and an established presence on the Internet. Strategic relationships with these and other Internet portals may allow potential as well as existing competitors to expand their operations and information technology.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our proprietary technology and other intellectual property as critical to our success. We rely on trademark, trade secret and copyright law to protect our technology and our brand. We also rely on confidentiality and/or license and other agreements with employees, customers and others to protect our proprietary rights. We have no patents. Despite our efforts to control access to our proprietary information, it may be possible for a third party to copy or otherwise obtain and use our products, technologies or other intellectual property without authorization.

     We have applied to register the tradename "Tickets.com" and the stylized trademark, "1.800.TICKETS," and we have registered the service mark "Advantix" and other trademarks in the United States. We have also applied to register the tradename "Tickets.com" in various foreign countries.

     We have licensed in the past, and expect to license in the future, various proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brands is maintained by our licensees, we cannot be certain that our licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation.

     Although we believe we have valid proprietary rights to all of our intellectual property, the possibility exists that other parties will assert infringement claims or claims related to our business practices against us. We could be subject to claims of alleged infringement as a result of our actions or the actions of our licensees. We could be subject to claims of alleged trademark infringement by parties whose corporate names are similar to ours.

     Any litigation over intellectual property rights or business practices raises the possibility of substantial damages. Such litigation may also result in injunctive or other equitable relief that could block our ability to market or license our products in the United States or elsewhere. We could also lose the rights to technologies necessary to operate portions of our business. Moreover, sustained intellectual property litigation is costly and could adversely affect our operating results.

     Litigation may be necessary in the future to, among other things:

     - enforce our intellectual property rights;

     - protect our trade secrets;

     - determine the validity and scope of the proprietary rights of others; or

     - defend against claims of infringement or invalidity.

     Any litigation, regardless of the outcome, could result in substantial costs and diversion of managerial resources.

     We currently hold the Internet domain names "tickets.com," "protix.com," "bass-tix.com," "basstickets.com," "fantastix.com" and others. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees.

GOVERNMENT REGULATION

     Our products and services are regulated by federal and state governments.

  Ticket Sales and Auctions

     Many states and municipalities have adopted statutes regulating the sale of tickets within their jurisdictions and requiring that ticket sellers obtain a license. We believe that we are not required to qualify to do business in any state other than California, which does not require a license. One or more states or municipalities, however, could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction's reseller statute.

     Government agencies or authorities could also argue that other state or local licensing or "ticket scalping" statutes apply to our activities. Some state and local regulations establish maximum service and handling fees on tickets for sporting and other entertainment events which are subject to these regulations. In addition, many states, including California, have laws and regulations governing the conduct of auctions. It is not yet clear whether or to what extent such laws and regulations apply to online auctions.

  Internet Commerce

     We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. Currently, we believe there are few laws and regulations directly applicable to the Internet and e-commerce services; however, it appears likely that this area will be increasingly regulated in the future. These laws may impose additional burdens on companies conducting business online and may decrease the growth of the Internet or e-commerce services.

     In addition, it is unclear whether some existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy are applicable to the Internet and e-commerce services. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce. New state tax regulations may subject us to additional state sales and income taxes. These and other similar issues may take years to resolve.

  Consumer Protection and Related Laws

     Many of our services may be subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. Although there are very few laws and regulations directly applicable to the protection of consumers in an online environment, it is possible that legislation will be enacted in this area. New legislation could cover such topics as permissible online content and user privacy, including the collection, use, transmission and retention of personal information provided by online users. The growth and demand for online commerce may also result in more stringent consumer protection laws that impose additional compliance burdens and costs on businesses that engage in e-commerce.

     For additional information and risks concerning possible future laws and regulation governing consumer rights and our use of information about Internet users, see "Management's Discussion and Analysis of Financial Condition and Results Of Operations -- Forward Looking Information under the Private Securities Litigation Reform Act of 1995 -- We May Become Subject To More Restrictive E-Commerce Regulation That Could Adversely Affect Our Ability To Increase Internet Sales and -- We May Be Affected By Changes In Laws And Standards Relating To Data Collection And Use Practices And The Privacy Of Internet Users".

EMPLOYEES

     As of December 31, 1999, we had a total of 885 employees including 595 full-time and 290 part-time employees. The vast majority of our part-time employees serve as operators at our three telephone sales centers. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe our relationship with our employees to be good.

ITEM 2.  PROPERTIES

     Our principal administrative offices total approximately 40,000 square feet and are located in Costa Mesa, California under a lease that expires on September 30, 2005. Our telephone sales center in Concord, California is housed in an approximately 25,176 square-foot facility, 22,211 square feet of which are under a lease that expires on March 2, 2007. The remaining space is leased month-to-month. Our telephone sales center in Cleveland, Ohio is located in an approximately 9,500 square-foot facility under a lease that expires on December 31, 2001. Our telephone center in Fairfax, Virginia is housed in an approximately 5,764 square-foot facility under a lease that expires on March 31, 2001. We also maintain other regional offices for technical development, sales and support services. We recently announced plans to cease ticket sales activities at our Cleveland, Ohio telephone sales center. We expect to redirect the ticket sales activities to our Concord, California telephone sales center by the end of the second quarter of 2000. We will maintain sales, technical and client support functions in Cleveland for our clients within that region. We do not expect to reduce the amount of space that we lease for this facility.

     We believe that our existing facilities are adequate to meet our current needs and that suitable additional space will be available in the future, if necessary, on commercially reasonable terms. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

     Ascott Group, Inc. vs. Tickets.com, Inc. On February 28, 2000 we were served with a complaint filed by Ascott Group, Inc., in the Superior Court of the State of California, County of San Diego, alleging, among other things, that we wrongfully refused to transfer shares of Tickets.com Common Stock to the plaintiff pursuant to a stock purchase agreement between the plaintiff and certain of our shareholders. The complaint seeks actual damages in the amount of $7.5 million as well as exemplary damages. We intend to vigorously defend the complaint.

     Ticketmaster Litigation. On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on our own web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. In response to our Motion to Dismiss, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed on January 7, 2000, a First Amended Complaint which modified their previous allegations and added two claims alleging violations of the Lanham Act. We filed a Motion to Dismiss the Amended Complaint. On March 27, 2000 the Court dismissed four of the six claims in the Amended Complaint. Ticketmaster has ten days from March 27, 2000 in which to file a Second Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. We have filed an opposition and the Court has scheduled a hearing to take place on April 17, 2000. If Ticketmaster Corporation and Ticketmaster Online-CitySearch successfully assert their claims against us, our web site could be severely impacted. Any injunction could, among other things, eliminate our ability to directly refer consumers to tickets to events sold by Ticketmaster at Ticketmaster's web site. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with redesigning our web site and substantial payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources.

     We currently are not a party to any other material litigation, nor are we aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our stockholders executed two Actions by Written Consent dated October 29, 1999 approving the matters described below. At the time of such approvals we had five classes of preferred stock outstanding, as well as our common stock. The information regarding shares voted for each of these matters includes shares of preferred stock on an as converted to common stock basis.

     1. Amendment of the Tickets.com Certificate of Incorporation to effect a .44444445-for-1 reverse stock split of our common stock and changing the definition of the term "Qualified Public Offering" as used in the Certificate of Incorporation, the filing of an Amended and Restated Certificate of Incorporation following our initial public offering, and the amendment and restatement of Tickets.com's Bylaws following our public offering. Stockholders holding a total of 30,503,024 shares, out of a total of 45,436,335 such shares outstanding, executed the Action by Written Consent.

     2. Approval of our 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan. Stockholders holding a total of 30,503,024 shares, out of a total of 45,436,335 such shares outstanding, executed the Action by Written Consent.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Tickets.com common stock has traded on The Nasdaq National Market under the symbol "TIXX" since November 4, 1999. The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for Tickets.com common stock for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL 1999
  Fourth Quarter (beginning November 4, 1999)...............   32.00     14.00
FISCAL 2000
  First Quarter (through March 15, 2000)....................  $19.00    $9.625

RECENT SHARE PRICES

     The following table sets forth the closing sales prices per share of Tickets.com common stock on The Nasdaq National Market on (i) December 31, 1999 and (ii) March 15, 2000.

                                                              TICKETS.COM
                                                              COMMON STOCK
                                                              ------------
December 31, 1999...........................................    $14.313
March 15, 2000..............................................    $12.438

HOLDERS

     As of March 15, 2000, there were 368 stockholders of record who held 57,247,195 shares of Tickets.com common stock.

DIVIDEND POLICY

     Tickets.com has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Tickets.com currently intends to retain future earnings, if any, to finance the expansion of its business. In addition, Tickets.com's line of credit arrangement prohibits it from paying dividends without the lender's prior consent.

RECENT SALES OF UNREGISTERED SECURITIES

     [None]

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     On November 8, 1999 Tickets.com completed the initial public offering of its Common Stock, $0.000225 par value per share. The principal underwriters in the offering were Morgan Stanley Dean Witter, Credit Suisse First Boston, SG Cowen, Morgan Stanley Dean Witter Online, E*Offering and Wit Capital Corporation (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-79709) that was declared effective by the SEC on November 3, 1999. All 7,638,333 shares of Common Stock registered under the Registration Statement were sold at a price of $12.50 per share. The Underwriters exercised their over-allotment option of 938,333 shares on November 17, 1999. The aggregate price of the offering amount registered and sold by Tickets.com was $89,923,612. In connection with the offering, we paid an aggregate of $6,294,652 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

SEC registration fee........................................  $   25,500
NASD filing fee.............................................      10,500
Nasdaq National Market listing fee..........................      97,048
Printing and engraving expenses.............................     782,151
Legal fees and expenses.....................................     734,985
Accounting fees and expenses................................     252,461
Consulting fees and roadshow expenses.......................     173,169
Director and officer insurance..............................     631,845
Miscellaneous...............................................      25,796
                                                              ----------
          Total.............................................  $2,733,455
                                                              ==========

     After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the initial public offering of $80,895,505. As of February 29, 2000, Tickets.com has used the net proceeds from its initial public offering to pay off $14.1 million of bank debt, $5.7 million of shareholder debt, $1.7 million for the purchase of Lasergate, $1.0 million to invest in preferred stock of a strategic alliance and $58.4 million to invest in interest bearing investment grade instruments and has used its previously existing cash balances to fund Tickets.com's general operations. The remaining proceeds from the initial public offering will be used for working capital and general corporate purposes and may be used for future acquisitions. None of Tickets.com's net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of Tickets.com or any of their associates, persons owning 10% or more of any class of equity securities of Tickets.com, or an affiliate of Tickets.com.

ITEM 6.  SELECTED FINANCIAL DATA

TICKETS.COM, INC.

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data presented for the period from May 31, 1996 (Inception) to December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1996, 1997, 1998 and 1999 are derived from our audited consolidated financial statements, which have been audited by Arthur Andersen LLP, our independent public accountants. The consolidated statements of operations data for the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998 and 1999 are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for Tickets.com, Inc. and its subsidiaries includes the historical financial data for Bay Area Seating Service, Inc., ProTix, California Tickets.com, TicketsLive, dataCulture, and Lasergate from the dates of the acquisitions. Please be advised that historical results are not necessarily indicative of the results to be expected in the future.

BAY AREA SEATING SERVICE, INC. (PREDECESSOR TO TICKETS.COM, INC.)

     The selected financial data for Bay Area Seating Service, Inc., which we acquired on September 26, 1997, are also included. Under the rules and regulations of the Securities and Exchange Commission, Bay Area Seating Service is deemed to be a predecessor of Tickets.com. The statement of operations data presented for the years ended March 31, 1995, 1996 and 1997 and the selected balance sheet data as of March 31, 1995, 1996 and 1997 are derived from Bay Area Seating Service's audited financial statements, which were audited by Burr, Pilger & Mayer, Inc., Bay Area Seating Service's independent public accountants. The statement of operations data for the period from April 1, 1997 to September 26, 1997, the date we acquired Bay Area Seating Service, are derived from the audited financial statements for that period and were audited by Arthur Andersen LLP, our independent public accountants.

TICKETS.COM, INC. AND SUBSIDIARIES(A)

                                                         MAY 31, 1996
                                                        (INCEPTION) TO      YEAR ENDED DECEMBER 31,
                                                         DECEMBER 31,    -----------------------------
                                                             1996         1997       1998       1999
                                                        --------------   -------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Ticketing services..................................     $   119       $ 9,686   $ 26,558   $ 27,819
  Software services and other.........................       1,123         1,961      2,982     18,098
                                                           -------       -------   --------   --------
    Total revenues....................................       1,242        11,647     29,540     45,917
                                                           -------       -------   --------   --------
Cost of services:
  Ticketing services..................................         816         7,702     17,155     20,685
  Software services and other.........................         614           711      1,551      9,415
                                                           -------       -------   --------   --------
    Total cost of services............................       1,430         8,413     18,706     30,100
                                                           -------       -------   --------   --------
    Gross profit (loss)...............................        (188)        3,234     10,834     15,817
                                                           -------       -------   --------   --------
Operating expenses:
  Sales and marketing.................................         154         2,096      7,339     34,722
  Technology development..............................         690         2,233      6,417     12,548
  General and administrative..........................       2,071         3,182      9,204     18,541
  Amortization of goodwill and intangibles............          --           712      2,082      7,268
  Impairment of long-lived assets.....................          --            --     17,026         --
  Purchased in-process research and development.......          --            --      1,600      5,340
                                                           -------       -------   --------   --------
    Total operating expenses..........................       2,915         8,223     43,668     78,419
                                                           -------       -------   --------   --------
Loss from operations..................................      (3,103)       (4,989)   (32,834)   (62,602)
Other expenses(b).....................................         146         1,110      2,027        915
                                                           -------       -------   --------   --------
Net loss before extraordinary item....................      (3,249)       (6,099)   (34,861)   (63,517)
Extraordinary item(c).................................          --            --         --     (3,083)
Net loss..............................................     $(3,249)      $(6,099)  $(34,861)  $(66,600)
                                                           =======       =======   ========   ========
Basic and diluted net loss per share before
  extraordinary item..................................     $  (.65)      $ (1.17)  $  (6.08)  $  (3.38)
Basic and diluted net loss per share from
  extraordinary item..................................          --            --         --      (0.17)
Basic and diluted net loss per share..................     $  (.65)      $ (1.17)  $  (6.08)  $  (3.55)
Weighted average common shares outstanding............       5,000         5,199      5,734     18,781

                                                                 AS OF DECEMBER 31,
                                                   ----------------------------------------------
                                                        1996         1997       1998       1999
                                                   --------------   -------   --------   --------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets.....................................     $ 6,090       $47,922   $ 38,512   $235,780
Working capital (deficit)........................      (2,163)       (1,538)    (8,179)    92,318
Total long-term debt(d)..........................       4,968        23,493     20,232      2,117
Redeemable common stock and warrants.............       2,500         3,599      4,506         --
Total stockholders' equity (deficit).............      (4,396)        2,186    (11,929)   201,077

---------------
(a) Includes historical financial data for Bay Area Seating Service, ProTix, California Tickets.com, TicketsLive, dataCulture and Lasergate from the dates of acquisition.

(b) Other expenses include principally interest expense, net of interest income, and to a lesser degree, minority interest and provision for income taxes.

(c) The extraordinary item reflects the non cash interest expense recorded related to the write off of unamortized note discount in connection with the early retirement of approximately $14.1 million in long-term debt.

(d) Amounts classified as long-term debt consist of long-term debt and capital lease obligations, net of current portion.

BAY AREA SEATING SERVICE, INC. (PREDECESSOR)

                                                                                   APRIL 1, 1997
                                                      YEAR ENDED MARCH 31,               TO
                                                  -----------------------------    SEPTEMBER 26,
                                                   1995       1996       1997           1997
                                                  -------    -------    -------    --------------
                                                                  (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Ticketing services revenues.....................  $20,704    $18,752    $20,561       $10,858
                                                  -------    -------    -------       -------
Cost of services................................    8,776      7,381      7,866         4,203
Gross profit....................................   11,928     11,371     12,695         6,655
General and administrative expenses.............   11,704     11,322     12,212         6,301
                                                  -------    -------    -------       -------
Income from operations..........................      224         49        483           354
Other income (expense), net(a)..................      270        402        356           261
Provision for income taxes......................     (338)      (162)      (278)         (211)
                                                  -------    -------    -------       -------
Net income......................................  $   156    $   289    $   561       $   404
                                                  =======    =======    =======       =======

                                                                     AS OF MARCH 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets................................................  $11,099    $12,818    $14,443
Working capital.............................................    1,080      1,591        749
Total long-term debt(b).....................................       22          6          1
Retained earnings...........................................    1,608      1,897      2,407
Total shareholders' equity..................................    2,557      2,846      3,355

---------------
(a) Other income (expense), net includes principally interest income net of interest expense and other miscellaneous income and expenses.

(b) Amounts classified as long-term debt consist of long-term debt and capital lease obligations, net of current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in this section of this Annual Report on Form 10-K.

OVERVIEW

     Tickets.com is a leading source of entertainment tickets, event information, and related products and services. We sell tickets and provide these services through the Internet, telephone sales centers, interactive voice response systems and retail stores. We provide automated ticketing solutions to over 4,100 entertainment organizations and venues such as stadiums, performing arts centers, museums and professional sports franchises. In 1999 we sold approximately 5.4 million tickets for which we received service fees from ticket buyers. We have two operating segments, ticketing services and software services and other.

RECENT EVENTS

     In February 2000, we signed a letter of intent to acquire all of the outstanding capital stock of First Call International, Ltd., a privately held outsourcing services and in-house systems provider based in the United Kingdom. Under the terms of the letter of intent, we will commence a public offering registered with the Securities and Exchange Commission to exchange between 7.6 million and 9.3 million shares of our common stock for all of First Call's outstanding capital stock. Under the letter of intent, our common stock issued in the transaction will be valued at the average closing price over a 30-day period prior to the effective date of the registration statement relating to the offer.

     In addition to standard closing conditions, the proposed acquisition is subject to the negotiation and execution of a definitive agreement providing for the transaction, and the subsequent acceptance of the exchange offer by holders of First Call shares. We anticipate that the acquisition will be accounted for as a purchase.

ACQUISITION HISTORY

     We were originally organized as The Entertainment Express, Inc. under the laws of the State of Delaware on January 25, 1995. Our operations commenced in May 1996 with the acquisition of the assets of Hill Arts and Entertainment Systems, Inc., which included a proprietary in-house system used by a wide variety of entertainment organizations. In December 1996, we acquired the telephone sales center and outsourcing services operations of the Advantix division of Playhouse Square Foundation, an Ohio-based performing arts center and outsourcing services provider, at which time we changed our name to Advantix, Inc. We have grown principally through acquisitions of regional outsourcing services providers and of in-house systems providers. A significant component of our future growth prospects will depend on our ability to complete future acquisitions, and our operating results will be largely dependent on our ability to integrate the operations and administrative functions of acquired companies. There can be no assurance that we will be able to identify suitable acquisition candidates or that if we do, that we will be successful in negotiating an acquisition agreement on mutually beneficial terms. If we are unsuccessful in completing future acquisitions, our growth prospects may be materially and adversely affected.

  1997 Acquisitions

     Fantastix Ticket Company, LLC. In August 1997, we acquired the assets of Fantastix Ticket Company, LLC, a Buffalo, New York-based outsourcing services provider. The purchase price was $852,000. Prior to the acquisition, Fantastix was a licensee of our in-house systems which Fantastix used in providing outsourcing services. By acquiring Fantastix, we acquired outsourcing services contracts with several prominent entertainment organizations in western New York, including Marine Midland Arena and the Buffalo Sabres professional hockey franchise. Upon completion of the acquisition, the outsourcing services operations of Fantastix' business were relocated from its Buffalo, New York facility to our Cleveland, Ohio facility, and all administrative functions were consolidated into our corporate offices. The operating results of Fantastix have been included in our consolidated financial statements from the date of the acquisition.

     Bay Area Seating Service, Inc. In September 1997, we acquired Bay Area Seating Service, Inc., a Concord, California-based outsourcing services provider. At the time of the acquisition, Bay Area Seating Service was the largest outsourcing services provider serving the Northern California and Northern Nevada markets. As a result of our acquisition of Bay Area Seating Service, we acquired contracts with the San Francisco Giants and Oakland Athletics professional baseball franchises, the San Francisco 49'ers and Oakland Raiders professional football franchises, Concord Pavilion and the Arena at Oakland, among others. The aggregate purchase price recorded was $24.8 million which included costs of the acquisition and contingent consideration payments. The operating results of Bay Area Seating Service have been included in our consolidated financial statements from the date of the acquisition.

  1998 Acquisition

     ProTix, Inc. Effective September 1998, we acquired ProTix, Inc., a Madison, Wisconsin-based outsourcing services provider and developer of in-house systems. The aggregate purchase price was $9.7 million, which includes costs of the acquisition. The acquisition of ProTix added another in-house systems software product to our family of in-house systems products, as well as several important client relationships including those with Merriweather Post Pavilion, Wolf Trap Filene Center, the Texas Rangers and Milwaukee Brewers professional baseball franchises, and International Speedway Corp., among others. The operating results of ProTix have been included in our consolidated financial statements from the date of the acquisition.

  1999 Acquisitions

     TicketStop, Inc. In March 1999 California Tickets.com purchased all of the outstanding common stock of TicketStop. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an initial cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $400,000, was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in an additional cash payment of approximately $400,000 and an equal amount of additional goodwill. The operating results of TicketStop have been included in our consolidated financial statements from the date we acquired California Tickets.com.

     California Tickets.com, Inc. Effective April 1999 we completed the acquisition of California Tickets.com, and in May 1999 we changed the name of our company to Tickets.com, Inc. The aggregate purchase price was $41.5 million. The acquisition of California Tickets.com added some of our most significant brand assets, including our web site address (www.tickets.com) as well as our 1-800-TICKETS telephone number. The operating results of California Tickets.com have been included in our consolidated financial statements from the date of the acquisition.

     TicketsLive Corporation. In April 1999 we purchased all of the outstanding capital stock of TicketsLive Corporation. The aggregate purchase price was $26.0 million. The acquisition of TicketsLive added a suite of in-house systems software products licensed in the United States, Europe and Australia, to our existing family of in-house systems products. In addition, we acquired our system-to-system interface, the Transaction Application Gateway, that facilitates our ability to sell tickets on our web site from a variety of sources. We also acquired client relationships with several well-known entertainment organizations, including the Lincoln Center for the Performing Arts, the New York Philharmonic, the Carrier Dome, Pennsylvania State University and the National Air & Space Museum, among others. The operating results of TicketsLive Corporation have been included in our consolidated financial statements from the date of the acquisition.

     dataCulture Ltd. In August 1999 we purchased all of the outstanding capital stock of dataCulture Ltd. The acquisition of dataCulture added another in-house systems software product to our family of in-house systems products, an expanded presence in the United Kingdom, and client relationships with several well-known entertainment organizations in the United Kingdom, including Chelthenham Racecourse, Widmore Hall London and The Lyric Theatre, among others. The aggregate purchase price was L4.0 million, or the equivalent of approximately $6.5 million at August 23, 1999. The operating results of dataCulture have been included in our consolidated financial statements from the date of the acquisition.

     Lasergate Systems, Inc. In December 1999 we completed the acquisition of Lasergate Systems, Inc. The aggregate purchase price was $3.7 million. The acquisition of Lasergate added a suite of in-house systems products to our family of in-house systems products, as well as approximately 95 new client relationships. The new client relationships include Foxwoods Casino and Boston Museum of Science, among others. The operating results of Lasergate have been included in our consolidated financial statements from the date of the completion of the acquisition in December 1999.

SOURCES OF REVENUE

  Ticketing Services

     We primarily generate our ticketing services revenue from per ticket service fees charged directly to consumers who purchase tickets through the Internet, our telephone sales centers, interactive voice response systems and retail stores. In addition, we charge a per order handling fee to consumers for all tickets we sell, other than through retail stores. In 1999 we derived approximately 60.6% of our revenues from ticketing services. The sale of the tickets for an event often commences several months prior to the scheduled date of the event. Ticketing services revenues relating to these sales are recognized when the tickets are sold. If an event is cancelled, an allowance is established for potential convenience charge refunds. The amount of the service fees we charge varies from client to client, depending upon a number of factors, including the nature of the services to be rendered to the client, the amount and cost of equipment to be installed in the client's box office, the amount of advertising and promotional allowances provided, the type of event and the distribution channels used. The service fee for each client is determined by us and our clients through arms-length negotiations during the contract process. We generally do not purchase these tickets from our clients for resale to the public.

     In 1999 we began to Internet enable several of our software licensees. This technology allows our licensees to sell their tickets over the Internet on either the www.tickets.com web site or on their own web site. We generate revenues on the sale of tickets to events for these Internet enabled licensees from service fees on a per ticket basis, similar to our traditional ticketing services clients. We generally are not involved in the delivery of these tickets and therefore we do not generate revenue from handling fees for these ticket sales.

     We also generate ticketing services revenues through the auction of venues' and performers' tickets on our web site. We have recently entered into arrangements with several performers to provide online ticket auctions for their live concerts. Under these current arrangements, the performer's tickets are allocated to us for auction on our web site and certain amounts collected above face value are donated to a charity of the performer's choice. We plan to continue this type of online auction activity in the future. Under these types of arrangements, we generally have agreed to purchase, at face value, any unsold tickets that were allocated to us for auction. If we are unable to sell tickets that we have agreed to purchase, or sell them at less than face value, we will incur losses on the tickets purchased. The gross value of the sale of these tickets is recorded as revenues. The amount paid for the tickets, the amount donated to charity and the cost of delivering the tickets to the consumers are recognized as cost of services for the related auction ticketing services.

     Our ticketing services clients determine all face values for tickets sold through our services. These clients also generally determine when tickets for their events will be sold to the public and the number and type of tickets that will be available for sale through us. We usually sell only a portion of our clients' total tickets. The number of tickets that our clients sell in-house varies from client to client and varies as to any single client from year to year. Tickets allocated by our clients to us are sold to the public directly through our distribution network. For outsourcing clients and software licensees who are enabled to sell tickets on our web site, their entire ticket inventory is generally available on the www.tickets.com web site.

     If an event is cancelled, we will refund the per ticket convenience fee directly to consumers. However, our ticketing service clients are responsible for funding all refunds of ticket prices for a cancelled event. To the extent that the funds we are holding on behalf of a client are insufficient to cover all refunds, the client is contractually required to provide us with additional funds within a specified period of time, typically 24 to 72 hours, of cancellation. Historically, our clients have fulfilled these obligations.

  Software Services and Other

     We generate a portion of our revenue from license and support fees charged to licensees of our in-house systems products. We recognize these revenues in accordance with contracts we enter into with our licensees when they license our in-house systems and purchase maintenance and other support services. Our support and maintenance contracts have terms ranging from one to five years with automatic one-year renewals. Our licensees generally pay a one-time license fee for the right to use our software and annual fees for support and maintenance. We also do long-term custom programming for certain clients with special ticketing needs. The revenue and costs associated with these long-term contracts are generally recognized on the percentage of completion method.

     We also generate revenues from advertising on our web site, consumer-to-consumer auctions and travel and package sales, which may include travel, hotel, tickets to an event and related merchandise. Revenues for advertising are recognized when the ads are placed on our web site. Consumer-to-consumer auction revenues are derived from a fee paid by the seller and are recognized when the transactions are complete. The majority of our travel revenues are commissions received from our travel services provider. Packages are purchased for sale in advance or are sold through our travel service provider. Sales of packages purchased in advance are recognized at the gross sales value of the package when the package is sold; therefore, if a package is left unsold or sells for less than the aggregate cost of the package, we incur losses on those packages. We receive commissions for packages sold through our travel service provider.

     During 1999 we entered into a long-term barter transaction. Revenues and expenses from this barter transaction are valued at the fair market value based on the amount that would be charged on a cash basis and has been verified by an independent third party. Revenues and expenses from barter transactions are recognized in accordance with the established guidelines related to the type of the underlying revenue or expense.

COST STRUCTURE

     Cost of Services. Cost of services associated with ticketing services primarily includes expenses related to the distribution and delivery of tickets. These expenses primarily include telephone sales center and distribution payroll, telecommunications and data communications, commissions paid on tickets distributed through outlets and our clients' share of service fees. Ticket auction costs of services are comprised of the face value of the ticket and the cost of processing the orders and delivery of the ticket. In addition, under current arrangements with performances, the cost of ticket auctions also include certain amounts, above the face value of the tickets, that are donated to a charity of the performer's choice. Cost of services associated with software services and other include primarily costs related to the installation and support of our in-house systems mainly consisting of payroll and travel services related costs, the cost of hardware and software that we resell to our licensees and the cost of packages purchased for resale which may include, hotel costs, merchandise costs and the face value of the event tickets related to auctions for which we agree to purchase unsold tickets.

     Operating Expenses. Our operating expenses are comprised of three primary categories: sales and marketing, technology development and general and administrative expenses. Sales and marketing expenses are expensed as incurred and consist principally of personnel expenses, consulting fees, advertising, trade shows and conventions, and promotional expenditures. Technology development expenditures are generally expensed as incurred and consist primarily of personnel and related compensation costs, contract labor to support software development, and configuration and implementation of our ticketing systems, telecommunications, web site and connectivity and support system infrastructure. General and administrative expenses consist of personnel expenses for management, accounting and administrative personnel, recruiting, profes-sional services, facilities and other administrative expenses. Amortization of goodwill and intangibles is recorded on a straight-line basis over various estimated useful lives primarily ranging from three to 25 years. Covenants not to compete are amortized on a straight-line basis over the corresponding contract period of three years. Our corresponding intangibles consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, client relationships, tradenames, assembled workforce and covenants not to compete. Goodwill represents the excess of cost over the fair value of identified net assets acquired in business combinations accounted for under the purchase method.

SEASONALITY

     Our operations and revenues from ticketing services are largely seasonal in nature, with second and third quarter revenues generally being higher than first and fourth quarter revenues. Several of our largest clients are outdoor venues or promoters of musical concerts, which schedule a significant number of events during the summer months and typically do not generate substantial activities in the late fall, winter and early spring. Therefore, the seasonality of our business causes a significant variation in our quarterly operating results. To the extent we do not broaden our revenue base to offset seasonality, we expect that this seasonality will continue to cause significant variations in our future quarterly operating results.

RESULTS OF OPERATIONS

  General

     Our historical operations consist primarily of (1) the provision of outsourcing and related services to clients such as performing arts centers, amphitheaters, professional sports franchises, and concert promoters and (2) the licensing, maintenance and support of our proprietary in-house systems. The following discussion should also be read in connection with the audited consolidated financial statements and the related notes included elsewhere in this document.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  Revenues

     Ticketing Services. Revenues from ticketing services increased 4.7% to $27.8 million for the year ended December 31, 1999 from $26.6 million for the year ended December 31, 1998. The increase in revenues was primarily due to an increase in total tickets sold of 2.7% to 5.4 million for the year ended December 31, 1999 from 5.3 million for the year ended December 31, 1998. Our acquisition of ProTix contributed approximately 1.1 million tickets and $4.5 million of total ticketing services revenues for the year ended December 31, 1999. Excluding acquisitions, tickets sold decreased by 980,000 tickets and ticketing services revenues decreased by $3.2 million, primarily because of the impact during the year of contract terminations by clients obtained through our acquisition of Bay Area Seating Service in September 1997. From March 1998 to July 1998, two of Bay Area Seating Service's largest clients terminated their contracts with us after entering into agreements with an alternative ticketing services provider. Additionally, one other Bay Area Seating Service client elected not to renew its contract. As of December 31, 1998, we had ceased providing services to these clients. The decrease in our ticket volume from these terminations resulted in approximately a $4.4 million decrease in revenues. The loss of these revenues was partially offset by $1.2 million of incremental revenues from our charity ticket auctions and service fees from our licensees who have been upgraded to sell tickets on our web site. Also contributing to the offset was an increase in the average service and handling fees of $300,000.

     Software Services and Other. Revenues from software services and other increased 506.9% to $18.1 million for the year ended December 31, 1999 from $3.0 million for the year ended December 31, 1998. Acquisitions contributed the majority of the increase. Net of acquisitions, software sales and other increased by $1.2 million, which is attributable to web advertising, consumer-to-consumer auctions and packages. As a result of our acquisitions and the loss of revenue from the three terminated ticketing services client contracts in the last half of 1998, the year ended December 31, 1999 included a higher proportion of software services and other revenues to total revenues, as compared to the year ended December 31, 1998.

  Cost of Services

     Ticketing Services. Cost of services for ticketing services increased 20.6% to $20.7 million for the year ended December 31, 1999 from $17.2 million for the year ended December 31, 1998. The increase was mainly attributable to the acquisition of ProTix, which accounted for $2.8 million of the increase. Costs of services related to our charity ticket auctions accounted for an additional $1.2 million of the increase. This increase was partially offset by net decreases of approximately $500,000 associated with decreased ticket sales, mainly related to a decrease in our clients' share of service charges. As a percentage of ticketing services revenues, total cost of ticketing services increased to 74.3% from 64.6%, primarily due to the high cost of sales associated with our ticketing auctions, in addition to the significant decrease in ticket sales. We reduced personnel and related costs as a result of the loss of ticket volume; however, the timing of the reduction lagged behind the loss of ticketing revenues. Additionally, there was an increase in credit card fees related to transactions processed on behalf of our clients, which were not processed in our telephone sales centers.

     Software Services and Other. Cost of services for software services and other increased 507.0% to $9.4 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998 mainly related to our acquisitions. As a percentage of software services and other revenues, costs of software services and other remained constant in 1999 as compared to 1998 at 52.0%.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 373.1% to $34.7 million for the year ended December 31, 1999 from $7.3 million for the year ended December 31, 1998. Acquisitions accounted for $5.5 million of the increase. As a percentage of revenues, sales and marketing expenses increased to 75.6% from 24.8%. In an effort to continue the development of the sales and marketing infrastructure, develop the Tickets.com brand, and to support our growth plans and to increase consumer awareness, we have increased our sales and marketing expenses significantly. Excluding acquisitions, we have increased advertising, promotions and trade show expenses by $11.5 million, professional services by $6.7 million and personnel and related expenses including facilities and travel by $3.4 million. The increase in professional services reflects an aggregate of $3.9 million of non-cash expense we recorded in the third and fourth quarters of 1999, in connection with options and warrants issued to various entertainment organizations and entertainers.

     Technology Development. Technology development expenses increased 95.5% to $12.5 million for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. Of this increase, $2.5 million was related to acquisitions. As a percentage of revenues, technology development expenses increased to 27.3% from 21.7%. We invested approximately $3.6 million to develop, enhance and expand our web site reflecting increased personnel and related costs of $1.5 million, professional services of $1.6 million and computer equipment expenses of $500,000. We will continue to expand our technology development to enhance system functionality and broaden reporting capabilities and service delivery methods. Additionally, we have developed an aggressive schedule to complete the Internet connections for our software licensees to enable them to sell tickets on our web site as well as their own web sites.

     General and Administrative. General and administrative expenses increased 101.4% to $18.5 million for the year ended December 31, 1999 from $9.2 million for the year ended December 31, 1998. Our acquisitions accounted for $5.5 million of the increase. As a percentage of revenues, general and administrative expenses increased to 40.4% from 31.2%. The increase was primarily due to increased payroll and related expenses including facilities, travel, supplies and equipment of $3.3 million due to our continued investment in our managerial and administrative infrastructure commensurate with and to facilitate our growth. In addition, professional services increased by $200,000 related primarily to legal and accounting fees.

     Amortization of Intangibles. Amortization expense increased 249.1% to $7.3 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The increase was primarily due to our acquisitions during 1999, which increased our amortization expense by $6.3 million for the year ended December 31, 1999. The increase from our acquisitions was partially offset by the decrease in amortization expense due to the write-off from the impairment of long-lived assets including the acquisition of Bay Area

Seating Service in 1997. The net decrease in amortization related to Bay Area Seating Service totaled $1.1 million.

     Purchased In-Process Research and Development. The purchased in-process research and development charges recorded during the year ended December 31, 1999 were recorded in conjunction with the acquisitions of California Tickets.com and TicketsLive. The amounts recorded, $3.5 million for California Tickets.com and $1.8 million for TicketsLive, represented the estimated fair value related to incomplete projects reflecting the risk-adjusted cash flows and the state of completion. At the date of acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. TicketsLive was conducting development activities associated with the completion of the next generation of Select, TicketsLive's automated ticketing system. The projects under development were to increase speed and expand functionality, flexibility and reporting. California Tickets.com was in the process of completing customization and development of its web site and transaction processing systems. Since we already had these systems in place, the projects, which were in varying stages of completion, were of no continuing value to us.

     In making our purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to in-process research and development were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the state of development of each in-process project, the costs to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks.

     Aggregate revenue attributable to the in-process research and development projects was estimated to peak, as a percentage of total revenue, in 2001 for California Tickets.com and 2002 for TicketsLive, and decline thereafter through the end of the life of the in-process research and development in 2003 for California Tickets.com and 2005 for TicketsLive as new product technologies were expected to be introduced. For California Tickets.com, the costs to complete the in-process research and development efforts were expected to be as follows:
$50,000 for ticketing transaction systems and $83,000 for web site development. For TicketsLive, the cost to complete the in-process research and development efforts were expected to be $596,000. For California Tickets.com, the risk-adjusted discount rate used for ticketing transactions systems projects and web site development was 35% to discount projected cash flows. For each of the projects for TicketsLive, a risk-adjusted discount rate of 25% was used to discount projected cash flows.

     Total Other (Income) Expense. Total other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 151.6% to $2.2 million for the year ended December 31, 1999 from $878,000 for the year ended December 31, 1998. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense remained constant at $2.9 million for the years ended December 31, 1999 and December 31, 1998.

  Net Loss

     For the year ended December 31, 1999, our net loss before extraordinary item was $63.5 million or $3.38 per share. For the year ended December 31, 1998, our net loss before extraordinary item was $34.9 million or $6.08 per share. The increase in the net loss before extraordinary item was primarily due to:

     - Net decreases in ticketing services revenues of $3.2 million, net of acquisition revenues;

     - The increase in the write-off of purchased in-process research and development of $3.7 million;

     - Increased amortization expense of $5.2 million;

     - Increased operating expenses net of acquisitions, most significantly:

        - Personnel and related expenses of $8.2 million;

        - Advertising, public relations and trade shows of $11.6 million related to increased promotions and the development of our brand; and

        - A non-cash expense of $3.9 million recognized from the issuance of options and warrants to certain entertainment organizations and entertainers;

     - Professional services of $4.5 million.

     - Losses from acquisitions of $5.8 million.

     These factors contributing to our increase in net loss before extraordinary item, were offset by the following factors:

     - An increase in software services and other revenues in 1999, net of acquisitions, of $1.2 million and,

     - The 1998 net loss reflects a write-off resulting from the impairment of long lived assets acquired in our 1997 acquisition of Bay Area Seating Service of $17.0 million.

     The decrease in the net loss per share reflects the increase in our basic and diluted weighted average shares of 13.0 million. This increase is due to the conversion of our preferred shares to 29.6 million shares of common and our initial public offering totaling 7.6 million shares that was completed in November 1999. The convertible preferred stock and other potentially dilutive securities (including stock options) were antidilutive and therefore excluded from the calculation of diluted loss per share.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

     Ticketing Services Revenues. Revenues from ticketing services increased 174.2% to $26.6 million in 1998 from $9.7 million in 1997. The increase was primarily due to a $17.3 million increase in ticketing revenues as a result of an additional nine months of revenue in 1998 from Bay Area Seating Service operations and three months of ProTix operations resulting from the timing of the respective acquisitions. Specifically, the number of service chargeable tickets sold in 1998 increased 194.4% to 5.3 million in 1998 from 1.8 million in 1997 due to the acquisitions. An additional nine months of Bay Area Seating Service ticket sales accounted for 3.3 million of the increase, and ProTix contributed an additional 200,000 of the increase. Excluding acquisitions, tickets sold decreased by 56,000 which resulted in a decrease in ticketing services revenues of $200,000 and the decrease in the average per ticket service fee resulted in a $240,000 decrease in ticketing services revenues during the period.

     From March 1998 to July 1998, three of our largest ticketing services clients, which we acquired during the acquisition of Bay Area Seating Service, terminated their contracts. As a result, our 1999 annualized revenues were reduced by approximately $4.4 million and annualized ticket sales volume were reduced by approximately 1.0 million tickets commencing January 1999. In November 1998, our largest client notified us of its intent not to renew its contract with us at the end of its term on December 31, 1999. We expect our annualized revenues will be reduced by an additional amount of approximately $3.5 million commencing in fiscal 2000 due to the loss of this client and annualized ticket sales volume to be reduced by approximately 700,000 tickets.

     Software Services and Other. Revenues from software services and other increased 52.1% to $3.0 million in 1998 from $2.0 million in 1997. ProTix contributed $500,000 of the increase. The remaining amount of the increase was primarily due to an increase in the number of licensees of our software systems and the related support fees derived therefrom.

  Cost of Services

     Ticketing Services. Cost of services for ticketing increased $9.5 million or 122.7% to $17.2 million in 1998 from $7.7 million in 1997. An additional nine months of Bay Area Seating Service operations accounted for virtually all of the increase. As a percentage of revenues, cost of ticketing services decreased to 64.6% in 1998 from 79.5% in 1997. The decrease, as a percentage of revenues, was primarily attributable to the increase in ticket sales as a result of nine additional months of Bay Area Seating Service operations. Costs of services do not vary directly with tickets sold after a certain level of infrastructure has been established. The increased ticket sales enabled us to take advantage of economies of scale.

     Software Services and Other. Cost of services for software services and other increased 118.1% to $1.6 million in 1998 from $700,000 in 1997. The increase of $900,000 was primarily due to cost of services of $600,000 recognized in connection with the acquisition of ProTix in October 1998 and, to a lesser degree, costs involved with support services provided to new software support clients in 1998. As a percentage of revenues, costs of software services and other increased to 52.0% from 36.3%.

  Operating expenses

     Sales and Marketing. Sales and marketing expenses increased 250.1% to $7.3 million in 1998 from $2.1 million in 1997. As a percentage of revenues, sales and marketing increased to 24.8% from 18.0%. The higher sales and marketing expenses in 1998 were partially due to $2.9 million incurred as a result of an additional nine months of Bay Area Seating Service operations and three months of ProTix operations. Excluding acquisitions, sales and marketing expenses increased $2.3 million. In 1998, we began to increase sales and marketing expenditures significantly in an effort to continue the development of the sales and marketing infrastructure to support our growth plans and to increase consumer awareness. The increase primarily represents increased payroll and consulting expenses of $1.5 million, advertising expenses of $200,000, and trade show expenses and travel related expenses of $230,000.

     Technology Development. Technology development expenses increased 187.4% to $6.4 million in 1998 from $2.2 million in 1997. The increase was partially due to the additional nine months of Bay Area Seating Service operations in 1998 and three months of ProTix operations, which contributed $1.6 million of the increase. Also, in 1998 we increased technology development expenses to enhance system functionality, broaden our reporting capabilities and service delivery methods to clients and stabilize our systems. As a percentage of revenue, technology development expenses increased to 21.7% from 19.2%.

     General and Administrative. General and administrative expenses increased 189.3% to $9.2 million in 1998 from $3.2 million in 1997. The increase in general and administrative expenses was primarily due to $3.0 million of general and administrative expenses as a result of an additional nine months of Bay Area Seating Service operations and three months of ProTix operations. In addition, from January 1998 to June 1998, we converted Bay Area Seating Service from a competitor's ticketing system to one of ours. The nonrecurring costs of the conversion we recorded totaled $600,000. We also incurred $700,000 in legal fees associated with acquisition and litigation activities. Additionally, we invested approximately $1.5 million in an effort to continue to develop our managerial and administrative infrastructure, commensurate with and to facilitate our growth. As a percentage of revenues, general and administrative expenses increased to 31.2% from 27.3%.

     Amortization of Intangibles. Amortization of intangibles increased 192.4% to $2.1 million in 1998 from $700,000 in 1997. The increase in amortization is directly related to the increase in goodwill and intangibles recorded due to our acquisitions of Fantastix in August 1997, Bay Area Seating Service in September 1997 and ProTix in October 1998.

     During the fourth quarter of 1998, we recorded a noncash impairment charge of $17.0 million. During 1998, Bay Area Seating Service was given notice of termination by four of its clients, its largest client giving notice during the fourth quarter of 1998. All of these clients were clients of Bay Area Seating Service at the time we acquired Bay Area Seating Service. During 1998, estimated revenues attributable to these four clients totaled approximately $9.2 million or 31.1% of our total 1998 revenues. The loss of these clients prompted an assessment of the carrying value of the long-lived assets associated with the acquisition of Bay Area Seating Service. Based upon this assessment, we determined that some of the intangible assets resulting from the Bay Area Seating Service acquisition, principally goodwill and noncompete agreements, met the test for impairment. Accordingly, we have reduced the carrying value of the related long-lived assets to their estimated fair value.

     The impairment charge had no impact on our 1998 cash flows or our ability to generate cash flows in the future. As a result of the charge, amortization expense related to these assets will decrease in future periods. Additionally, in conjunction with the review for impairment, the remaining estimated lives of some long-lived assets were shortened, which resulted in the acceleration of amortization expense for some intangible assets.

     Purchased In-Process Research and Development. The 1998 charge for purchased in-process research and development was recorded in conjunction with the acquisition of ProTix. The allocation of the $1.6 million represents the estimated fair value related to incomplete projects and reflected the risk-adjusted cash flows and the stage of completion. At the date of the acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, ProTix was conducting development activities associated with the completion of future generations of ProTix' automated ticketing solutions and regional ticketing services. The projects under development, at the valuation date, were expected to address requirements in the areas of greater scalability, significant new functionality, and greater speed.

     In making our purchase price allocation, we considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to in-process research and development were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the state of development of each in-process project, the costs to complete that project, the expected income stream, the lifecycle of the product ultimately developed, and the associated risks.

     Aggregate revenue attributable to the in-process research and development projects was estimated to peak, as a percentage of total revenue, in 2001, and decline thereafter through the end of the life of the in-process research and development as new product technologies are expected to be introduced by ProTix. The costs to complete the in-process research and development efforts are expected to be as follows: $402,000 for automated ticketing solutions and $108,000 for regional ticketing services. For both of the project categories, a risk-adjusted discount rate of 20% was used to discount projected cash flows.

     Total Other (Income) Expense. Total other (income) expense consists primarily of interest income and expense. Interest income increased 326.2% to $878,000 in 1998 from $206,000 in 1997. The increase in interest income in 1998 is due to higher cash balances that resulted from our financing activities and the increase in our ticketing services revenues during 1998. Interest expense increased 124.5% to $3.0 million in 1998 from $1.3 million in 1997. The increase in interest expense is due to the impact of carrying the long-term debt raised in 1997 for the full 1998 year.

  Net Loss

     For the year ended December 31, 1998, our net loss was $34.9 million or $6.08 basic and diluted net loss per share. For the year ended December 31, 1997, our net loss was $6.1 million or $1.17 basic and diluted net loss per share. The increase in the net loss was due to:

     - The write off of the goodwill and intangibles related to the acquisition of Bay Area Seating Service;

     - Increased operating expenses; and

     - Increased interest expense.

     The convertible preferred stock and other potentially dilutive securities (including stock options) were antidilutive and therefore excluded from the calculation of diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our activities through a series of private placements of convertible preferred stock, and through debt and credit facilities. Prior to November 9, 1999, we had raised net proceeds of $132.7 million from equity and debt instruments. Additionally, in conjunction with acquisitions, we issued 19,997,128 shares of our common and preferred stock for a total value of $80.5 million. On November 9, 1999, we completed an initial public offering of our common stock of 6.7 million shares plus 938,333 shares issued from an over allotment by our underwriters. Of the 6.7 million shares, 444,444 were offered by a selling stockholder. We raised gross proceeds of $89.9 million. Net proceeds after deducting underwriter commissions and other expenses were $80.9 million.

     From December 31, 1998 to December 31, 1999, cash and cash equivalents increased by $82.2 million. The increase resulted mainly from $29.9 million in net proceeds from the issuance of 13,333,335 shares of Series D and $81.8 million in net proceeds from the issuance of 9,444,446 shares of Series E convertible preferred stock, net of issuance costs and $80.9 million in net proceeds from our initial public offering. The increase in cash was primarily offset by net cash used in operating activities of $72.0 million, acquisitions, net of cash acquired of $11.8 million, purchases of property and equipment of $4.7 million and principal payments on and early retirement of long-term debt of $25.6 million. Cash used in operating activities was primarily for the funding of losses before depreciation, amortization and in-process research and development of $41.0 million, increases in accounts receivable and prepaid expenses and other assets including a $25.0 million payment to Excite@Home for advertising and promotions and the development of a co-branded web site in connection with a strategic partnership over the next three years (see "Strategic Alliances and Advertising Relationships" in the Business section of this Annual Report on Form 10-K) and the final contingent consideration payment to former shareholders of Bay Area Seating Service totaling $2.8 million. These decreases were partially offset by net increases in accounts payable and other liabilities and deferred revenues.

     In 1998, cash and cash equivalents increased by $7.6 million. This increase resulted primarily from $20.0 million in proceeds from the issuance of 11,597,114 shares of Series C convertible preferred stock, net of issuance costs. In addition, cash and cash equivalents increased from the liquidation of $6.8 million of marketable securities available for sale, the reduction of restricted cash and investments by $1.5 million and from the issuance of long-term debt totaling $700,000. These sources of the increase in cash were partially offset by cash used in the acquisition of ProTix of $3.7 million net of cash acquired, cash used in operating activities of $10.0 million, expenditures for property and equipment of $3.9 million, debt principal payments of $1.1 million and the reduction to zero of the December 31, 1997 bank overdraft of $2.7 million.

     In April 1998, we entered into an amended and restated credit agreement with The Provident Bank which, among other things, amended financial covenants and provided for a waiver of default under various provisions of the credit agreement. Additionally, the amended and restated credit agreement provided for deferral of payments under the notes to Playhouse Square Foundation and the former shareholders of Bay Area Seating Service until December 31, 1998.

     As of December 31, 1998, we were not in compliance with some of our financial and non-financial covenants that we were required to satisfy under our amended and restated credit agreement with The Provident Bank. As a result, we were not permitted to make the October 1, 1998 and January 1, 1999 interest and principal payments totaling $1.1 million due to Playhouse Square Foundation and the former shareholders of Bay Area Seating Service under their respective promissory notes which are subordinated to the amended and restated credit agreement. On March 17, 1999, we entered into a first amendment to the amended and restated credit agreement which, among other things, amended financial covenants and provided for a waiver of all instances of default under the provisions of the amended and restated credit agreement. This amendment also required us to pay down $2.0 million of our indebtedness with the Provident Bank in March 1999. Additionally, this amendment permitted the payment of the aforementioned past due interest and principal payments to Playhouse Square Foundation and the former shareholders of Bay Area Seating Service, which were made in March 1999. In November 1999, subsequent to our initial public offering, we paid off all of our outstanding bank debt. We additionally paid off all of our debt issued to the former owners of our acquired companies. Our current outstanding debt is primarily related to the financing of our Director and Officer's liability insurance and capital lease obligations for equipment.

     In connection with the acquisition of ProTix in September 1998, we issued an aggregate of $1.3 million of promissory notes to the former shareholders of ProTix. The notes bore interest at prime plus one percent payable semiannually and were paid in full after the closing of our initial public offering.

     Through December 31, 1999, we issued 60,775,587 shares of various series of convertible preferred stock at prices ranging from $.49 to $9.00 per share, which were converted into an aggregate of 29,613,770 shares of common stock at our initial public offering. The convertible preferred shares were issued for purposes of raising capital or for the acquisition of several companies since May 1996. As of December 31, 1999 all convertible preferred shares of stock were converted to common.

TAX MATTERS

  Net Operating Loss Carryforwards

     From inception to December 31, 1999, we have incurred net tax operating losses of approximately $71.1 million. We have provided a full valuation allowance on the deferred tax asset of $29.0 million because of the uncertainty of its realization. We account for deferred income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, which involves the evaluation of a number of factors concerning the realizability of deferred income taxes. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of losses from operations, expected future losses, and limitations on the amount of net operating losses that we may utilize in any one year. For further information about our net operating loss carryforwards, see the notes to the consolidated financial statements included elsewhere in this document.

     Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in some circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50.0% over a three-year period. At December 31, 1998, we were subject to such limitations, in the amount of approximately $24,200,000 per year. The impact of any additional limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

  Non-Qualified Stock Options

     As of March 15, 2000, we had outstanding non-qualified stock options to purchase 5,091,255 shares issued to various employees, consultants and directors under our stock options plans. Each option entitles its holder to purchase a share of common stock at a weighted average exercise price of approximately $5.70. On exercise of an option, we will be entitled to an income tax deduction equal to the difference between the exercise price of the option and the then fair market value of the common stock. As the exercise of the options is at the sole discretion of the holder of the options, the timing of the corresponding income tax deduction is outside of our control.

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Act was designed to encourage companies to provide prospective information about themselves without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Stockholders are also directed to the other risks discussed in our Registration Statement on Form S-1 (No. 333-79709, as amended, as filed with the Securities and Exchange Commission.) Tickets.com does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

FORWARD LOOKING INFORMATION REGARDING REVENUE GROWTH AND EXECUTION OF OUR BUSINESS PLAN

     In November 1998 our largest client, which was obtained through our acquisition of Bay Area Seating Service, notified us of its intent not to renew its contract with us at the end of its term on December 31, 1999. We believe that the non-renewal was the result of the acquisition of this client by an entertainment organization that entered into a master agreement with one of our competitors. The loss of this client is expected to reduce annualized revenues by approximately $3.5 million commencing in fiscal 2000 based upon the average revenues we recognized from this client during the past three fiscal years. We are expecting to offset the loss of these revenues by increased sales from our existing outsourcing services clients, new ticket sales from new outsourcing services clients and the continued upgrading of our licensees to Internet connectivity to enable them to sell tickets on our web site and their own web sites. We expect our software licensing and other revenues to increase as a result of additional software sales, and increased non-ticketing Internet sales, including primarily advertising, package sales and consumer-to-consumer ticket auction sales.

     Outlined below are certain factors that may preclude us from meeting our revenue expectations and fulfilling our business strategy.

     Because Of Our Limited Operating History And Limited Internet Experience, Our Revenues Are Unpredictable, Which May Cause Significant Fluctuations In Our Operating Results. Our limited operating history makes it difficult for us to predict future results of operations and difficult for you to evaluate us or our prospects. We believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Our operating results may fall below the expectations of market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. The emerging nature of the markets in which we compete makes forecasting more difficult and potentially unreliable. Our current and future expense levels are based predominantly on our operating plans and estimates of future revenues, and are to a large extent fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, if our revenues in any particular quarter are lower than anticipated, our operating results would likely fall short of market expectations.

     The Seasonality Of The Live Entertainment Industry Could Cause Our Quarterly Operating Results To Fall Below The Expectations Of Market Analysts And Investors, Which Could Adversely Affect The Market Price Of Our Common Stock. Many popular live entertainment events are held during the warm weather months. In addition, ticket sales for such events generally commence several months prior to the event date. Because of these factors, our business generally has lower revenues in the first and fourth fiscal quarters. These seasonality issues could cause our quarterly operating results to fall below market expectations, and adversely affect the market price of our common stock. Other related seasonality issues that could cause our quarterly operating results to fluctuate in the future include:

     - the dates event tickets are released for sale by our clients;

     - the decisions of one or more clients to cancel or postpone events;

     - the timing of large, nonrecurring events; and

     - the concentration of events in any given quarter.

     If We Fail To Retain Clients Of Acquired Companies, We May Experience A Loss Of Revenue. In order to achieve our intended growth and market presence, we must satisfy our current clients' needs, as well as the needs of clients of acquired companies. If we fail to do so, we may lose significant clients and the revenue we generate from those clients, as in the case of Bay Area Seating Service discussed earlier in this section.

     We May Lose Key Personnel Of Acquired Companies, Which Could Adversely Affect Our Relationships With Major Clients Or Strategic Partners And Impair The Effectiveness Of Our Operations. Key personnel of acquired companies may choose not to continue their employment with us after an acquisition for reasons including compensation, location, and the perception of career opportunities with us, our competitors, or in other industries. If we lose key personnel of any acquired companies, our relationships with major clients or strategic partners who had close relationships with these personnel may be impaired. In addition, if we are unable to replace any key personnel that we may lose, we may suffer a disruption of operations and a decline in revenue.

     Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model That Requires A Substantial Move Into E-Commerce. Since 1996, we have completed nine acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and, accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales and related products and services on the Internet. To date, our revenues generated from Internet sales have not been significant. Internet related revenues comprised 20.3% and 11.0% of the fourth quarter and fiscal year 1999 total revenues, respectively. We cannot be certain that we will be successful in increasing our Internet sales in future periods. If we are not, our revenues will not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

     We Have Limited Experience In Offering E-Commerce Services To Consumers And May Not Be Able To Generate Substantial Revenues From Internet Sales. We began online ticket sales in the third quarter of 1997. Historically, we have sold tickets primarily through retail stores and telephone sales centers. In order to generate substantial revenues from online ticket sales, we must significantly increase the number of clients who use our online ticketing services. We cannot be certain that a substantial number of our clients will be able or choose to use our on-line ticketing services. The majority of our clients license our in-house systems for internal use and do not use any of our other outsourcing services. These clients generally use software systems that do not enable ticket sales over the Internet without a specific software upgrade. We have only recently begun to offer this software upgrade, and as a result, most of these clients have not yet acquired the necessary software upgrade. Accordingly, to date, only a small portion of our clients are able to use our Internet ticketing services.

     If We Are Unable To Continually Develop New Services To Adapt To The Evolving Internet Market, Our Reputation And Our Brand May Be Harmed. In order to implement our business model, we must actively develop and launch new services and products to attract consumers to our web site. Expansion of our services may require significant additional expenditures and strain our management, financial and operational resources. New services that are not favorably received by consumers could damage our reputation and our brand.

     We do not have web site linking arrangements in place with other ticket sellers. Because we sometimes provide links to other online ticket sellers, without having a contractual arrangement in place to do so, it is possible that one or more of these ticket sellers could prevent us from linking consumers to certain pages within their website. For example, Ticketmaster Group and Ticketmaster Online-CitySearch, Inc. have sued us to, among other things, prevent us from linking consumers from our web site to web pages within the Ticketmaster web site. For a detailed discussion of this lawsuit, please see
Item 3. "Legal Proceedings." We have recently entered into an agreement with Shubert Ticketing Services, whereby we receive up-to-date event information and direct web site links from them, in return for promoting Shubert's events on our site and receiving referral fees for certain tickets sold on Shubert's site.

     As More Of Our Clients Use Our Online Services, We May Encounter Technological Difficulties That Could Impair Our Ability To Increase Online Revenues. In order for most of our clients to use our online ticketing capabilities, we must develop and install additional software to make their systems compatible with ours. This process can be a difficult one and we may encounter technological difficulties that may inhibit us from servicing our clients online, which may cause one or more of our clients to terminate or fail to renew its contract with us. Because we have a broad portfolio of in-house systems products, we must either create separate Internet interfaces for each of these products or consolidate our in-house systems products. We may experience difficulties in consolidating our portfolio of in-house systems products into a few comprehensive in-house systems and in developing links from our clients' various software and hardware systems to our ticketing systems and databases. Due to these potential technological difficulties, some clients may be averse to change and may require a lengthy sales cycle before they will upgrade to Internet ticketing on our system.

     Ticketmaster Corporation And Ticketmaster Online-Citysearch Have Filed A Lawsuit Against Us Which Could Impair Our Ability To Implement Our Business Model And Result In Substantial Payments To Them. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with redesigning our web site and substantial payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources. (See Item 3 "Legal Proceedings")

     Infringement Or Other Claims Could Adversely Affect Our Ability To Market Our Products, Limit Our Rights To Certain Technology And Harm Our Results Of Operations. Although we believe we have valid proprietary rights to all of our intellectual property, we could be subject to claims of alleged trademark, patent or other infringement as a result of our actions or the actions of our licensees. For example, as in the Ticketmaster claim, we may in the future be sued because we link consumers directly to an internal page within other ticket sellers' web sites and have included the trademarks of these ticket sellers on our web site. Any litigation over intellectual property rights or business practices could result in:

     - payment by us of substantial damages;

     - injunctive or other equitable relief that could block our ability to market or license our products; and

     - the loss of rights to technologies necessary to operate portions of our business.

     Any litigation, regardless of the outcome, could result in substantial costs and diversion of managerial and other resources.

     Our Proprietary Technology And Intellectual Property May Be Inadequately Protected, Which Could Harm Our Competitive Position. We regard our proprietary technology and other intellectual property as critical to our success. We rely on trademark, trade secret and copyright law to protect our technology and our brand. We also rely on confidentiality and/or license and other agreements with employees, customers, and others to protect our proprietary rights. We have no patents. Despite our efforts to control access to our proprietary information, it may be possible for a third party to copy or otherwise obtain and use our products, technologies or other intellectual property without authorization. In addition, effective copyright, trademark, trade secret and patent protection may be unavailable or limited in foreign countries that do not offer protection comparable to that provided by United States laws. Internet technologies are evolving rapidly, and third parties may also develop similar or superior technologies independently. Any unauthorized use of our proprietary information could result in costly and time-consuming litigation to enforce our proprietary rights. In addition, any third party development of similar or superior technologies could impede our ability to compete effectively in the ticketing industry.

     Ineffective Protection Of Our Trademarks And Service Marks Could Reduce The Value Of Our Brands. We are depending on the broad recognition of our "Tickets.com" and "1-800-TICKETS" brands for our business to grow. We cannot be certain that the steps we have taken and will take to protect our brands will be adequate, and such steps may require considerable expenditures. Nor can we be certain that third parties will not infringe or misappropriate the copyrights, trademarks, trade dress and similar proprietary rights that currently protect our brands. Ineffective protection of these rights could reduce the value of our brands. We have applied to register the tradename "Tickets.com" and the stylized trademark "1.800.TICKETS" and we have registered the service mark "Advantix" and other trademarks in the United States. We have also applied to register the tradenames "Tickets.com" in various foreign countries. Effective trademark, service mark, copyright and trade secret protection will not be available or sought in every country in which our products and services are available online or by telephone. We may not be able to obtain effective trademark or service mark registration until the prolonged use of our marks has generated secondary meaning for purposes of trademark and service mark law. In addition, there are other parties who have corporate names or brand names very similar to ours, and whose names may also include the term "tickets," and who may, as a result, bring claims against us for trademark infringement or challenge our rights to register the tradename "Tickets.com," the stylized trademark "1.800.TICKETS," or both.

     Our Licensees Could Diminish The Quality Of Our Brands And Adversely Affect Our Reputation. We have licensed in the past, and expect to license in the future, proprietary rights such as trademarks or copyrighted material to third parties. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot be certain that these licensees will not take actions that might materially and adversely affect the value of our proprietary rights or reputation.

     If We Are Not Able To Preserve Our Domain Names We May Not Be Able To Compete Effectively On The Internet. We currently hold the Internet domain names "tickets.com," "ProTix.com," "bass-tix.com," "basstickets.com," "fantastix.com" and others. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could impair our ability to compete effectively on the Internet. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

     Online Security Breaches Could Result In A Loss Of Consumer Confidence In E-Commerce, Which Could Impair Our Ability To Implement Our Business Model. The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in our services. Any publicized security problems affecting us or other e-commerce companies could inhibit the growth of e-commerce and, accordingly, the growth of our Internet sales revenue as contemplated in our business model. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. We cannot be certain that our security measures will prevent security breaches, including break-ins, viruses or disruptions by consumers or others. A party that is able to circumvent our security systems could steal proprietary information, damage our database or communications lines or otherwise cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits that may not be adequate to reimburse us for losses caused by security breaches.

     System Failures Could Damage Our Reputation And Result In The Loss Of Customers And Clients. Our business is almost entirely dependent on our telephone sales centers, computer systems and telecommunications systems. Heavy stress placed on our systems during peak periods could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or any other systems in the ticketing process, including telephone or telecommunications services, even for a short time, could cause consumers to suffer delays in ticket purchases. The resulting inconvenience to consumers could damage our reputation with the public, cause consumers to purchase tickets from other sources and deter repeat customers. Delays in services could also cause substantial losses for clients, which could result in claims against us. These delays could also result in the termination or non-renewal of our existing service agreements. We have experienced system failures and degradation in the past, including a number of failures during the first half of 1998. We could also experience system failures and degradations in the future.

     In the future, increased volume due to growth, if any, may require us to expend substantial funds to expand and further upgrade our technology, transaction processing systems and network infrastructure. Any inability to add additional software and hardware on a timely basis to accommodate increased traffic on our web site may cause unanticipated system disruptions and result in slower response times. In addition, substantially all of our server equipment is currently located in California in areas that are susceptible to earthquakes. We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, nor do we carry sufficient business interruption insurance to compensate us for all of the possible losses that we may incur. In addition, our clients' in-house systems also may be subject to failures and degradations that could interrupt ticket sales both through clients' systems and on our web site. Unanticipated problems may cause a significant system outage or data loss, and result in the loss of clients.

     The Process Of Integrating Technologies From Our Current and Future Acquisitions Could Disrupt Our Ticketing Systems And Damage Our Relationships With Our Clients. The process of integrating the various technologies of acquired companies into one interactive system has caused, and may in the future cause, system downtime and other system disruptions. We expect to integrate and consolidate several of our in-house systems over the next several years. We may experience system failures in the future as a result of this integration, which could impair our relationships with our clients. For example, in connection with the conversion of the information and telecommunications systems of Bay Area Seating Service to our system, our Concord, California telephone sales center experienced a number of system failures during the first half of 1998. Each of these system failures resulted in the temporary interruption of ticketing functions for entertainment organizations serviced by that telephone sales center. Any system failures could cause one or more of our clients to terminate its contract or fail to renew its contract with us.

     We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. We have specifically identified two competitors, but foresee the possibility of additional and increased competition in the future. Our primary competitors on a national level are Ticketmaster Corporation and Ticketmaster Online-CitySearch, Inc., which have operations in multiple locations throughout the United States. Ticketmaster Online-CitySearch has an exclusive license to do all of the online ticketing for Ticketmaster Corporation. Ticketmaster has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally and in Internet ticketing specifically, more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster and Ticketmaster Online-CitySearch. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the early stages of developing a strong national presence.

     Our competitors also include:

     - a number of smaller, regional outsourcing services providers;

     - entertainment organizations that handle their own ticket sales and distribution through online and other distribution channels;

     - international, national and local outsourcing services providers, which may or may not currently offer online transactional capabilities; and

     - Internet-based live event ticketing companies.

     Many of these competitors have greater brand recognition, longer operating histories and a greater number of well-established client relationships than we do in the geographic regions in which they operate. Because of our relatively short operating history and presence in a limited number of geographic regions prior to our move into e-commerce, we have not yet established a significant competitive position in a number of geographic areas.

     In Order To Maintain Our Competitive Position In The Ticketing Industry, We Must Be Able To Attract New Clients And Ticket Inventory, And We Cannot Be Certain That We Will Be Able To Do So. If we cannot attract new clients and ticket inventory, or if we lose clients to other outsourcing services providers or otherwise, we may not be able to maintain our competitive position in the ticketing industry. In recent years, the live entertainment industry has been moving toward consolidation. As a result, contracts for outsourcing services are often negotiated on a multi-venue basis, and large ticket inventories are concentrated in the hands of a few entertainment conglomerates. Because outsourcing services contracts are often multi-year contracts and there are fewer potential new clients, competition for their business is especially intense. Historically, we have grown our business primarily through acquisitions. Industry consolidation has reduced the number of viable acquisition candidates and, accordingly, limited future acquisition opportunities. In order to increase our client base and ticket inventory, we may need to attract clients who currently have relationships with other outsourcing services providers. At the same time, other outsourcing services providers will likely attempt to attract our current clients to their outsourcing services providers. In addition, our clients may terminate their contracts for a variety of reasons, or may not renew their contracts at the end of their terms.

     We May Also Face Competition From Companies With An Established Internet Presence Who Decide To Offer Products And Services Similar To Ours. Because barriers to entry in e-commerce are relatively low, we may face competition from companies in other areas of e-commerce who may seek to exploit their market presence by offering live entertainment event information and related ancillary products and services that are competitive with ours. These potential competitors may have a number of advantages over us, including:

     - strong brand recognition;

     - an established presence on the Internet and an established base of users;

     - greater financial and marketing resources; and

     - complementary lines of business and existing business relationships.

     In addition, some Internet portals direct Internet traffic to particular web sites and may also channel users to services that compete with ours. Some or all of the products and services offered by competitors may achieve greater market acceptance than ours. We cannot be certain that we will be able to successfully compete against these potential competitors.

     Our Reliance On Third Party Software And Hardware Makes Us Vulnerable To Changes In Our Suppliers' Products And Services, Which Could Adversely Affect Our Ability To Service Our Clients In A Timely Manner. Our automated ticketing solutions incorporate software products and use computer hardware and equipment developed by other entities. Our reliance on third party software and hardware makes us vulnerable to changes in our suppliers products and services and any such changes may impair our ability to provide adequate outsourcing services and in-house systems to our clients in a timely manner. For example, we cannot be certain that all of our suppliers will remain in business or will continue to support the product lines that we use. Nor can we be certain that their product lines will remain viable or will otherwise continue to be available to us. Our current suppliers could significantly alter their pricing in a manner adverse to us. If any of these entities ceases to do business, abandons or fails to enhance a particular product line, or significantly raises its prices, we may need to seek other suppliers. We cannot be certain that other suppliers will be able to provide us with necessary products at favorable prices, or at all.

     We Depend On Retail Stores, Advertising Agreements And Strategic Relationships To Reach Consumers, And If We Cannot Maintain These Relationships And Establish New Relationships, Our Ticket Sales Would Be Adversely
Affected. A significant portion of our ticket sales are generated through arrangements with retail stores. Our contracts with these retail stores are generally for a one-year term, and subject to periodic negotiations regarding sales commissions, customer service and other matters. These stores cater to consumers who are likely to purchase tickets for sporting and entertainment events, and are attractive to other ticketing services. In addition, our relationships with other companies such as Excite, Cox Interactive, MP3.com, Shubert Ticketing Services, RealNames Corporation and others can provide us with access to consumers. If we cannot maintain good retail, strategic and advertising relationships and continue to establish new relationships, our ability to reach consumers and generate sufficient ticket sales could be materially and adversely affected.

     We May Become Subject To More Restrictive E-Commerce Regulation That Could Adversely Affect Our Ability To Increase Internet Sales. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to e-commerce. Currently we believe that there are few laws and regulations directly applicable to the Internet and online ticketing services. It is likely, however, that a number of laws and regulations may be adopted with respect to the Internet or commercial online services that could affect our online ticketing services. Any new legislation or regulation, or the application of existing laws and regulations to the Internet and commercial online services could restrict our ability to grow our business according to our plan.

     Laws regulating e-commerce might cover matters such as, among other things, user privacy and the use of our consumer database for email marketing purposes, limitations on ticket service fees, the content of our web site, taxation by states where we sell tickets, copyright protection for us and competing ticketing services, distribution, direct linking, antitrust and consumer protection laws.

     In addition, the applicability of a variety of existing laws in various jurisdictions to the Internet and commercial online services may take years to resolve. These issues may include property ownership, sales and other taxes, libel and personal privacy, among others. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in e-commerce. New state tax regulations may subject us to additional state sales and income taxes.

     We May Be Affected By Changes In Laws And Standards Relating To Data Collection And Use Practices And The Privacy Of Internet Users. Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal and state scrutiny and legislative and regulatory activity concerning data collection and use practices. Various federal and state governments and agencies have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that limits the collection and use of information regarding Internet users in Europe. In addition to government activity, a number of industry and privacy advocacy groups are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting us and our customers. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these regulations may have on our business. However, these regulations and guidelines could adversely affect our business.

FORWARD LOOKING INFORMATION REGARDING COST OF SERVICES

     As ticketing volume increases on the www.tickets.com web site, costs of ticketing services are expected to decrease as a percentage of total ticketing services revenue. Services provided via the Internet are less costly than traditional methods of providing ticketing services. Our cost of services associated with software services and other as a percentage of revenue percentage is expected to decrease slightly as we consolidate codelines and expand and enhance our non-ticketing online sales and services.

     Factors which may inhibit us from meeting our expectations related to decreased costs of services are outlined below.

     We May Be Required To Purchase Tickets That Are Allocated For Our Online Auctions That We May Not Be Able To Sell. We have recently entered into arrangements with several performers to provide online ticket auctions for their live concerts, and we plan to increase this type of online auction activity in the future. Under those types of arrangements, concert tickets are allocated by performers for auction on our web site and all amounts collected above the minimum bid are donated to a charity of the performer's choice. To date, we have generally agreed in advance with the performers to purchase at face value any unsold tickets that were allocated for auction on our web site. If we are unable to sell tickets that we have agreed to purchase, or must sell them at less than face value, we will incur losses on the tickets purchased.

     We May Become Subject To State Regulation Of Ticket Sales And Auctions, Which Could Impose Restrictions On The Manner And Pricing Of Our Ticket Sales And The Conduct Of Our Auctions. Many states and municipalities have adopted statutes regulating ticketing transactions within their jurisdictions. We cannot be certain whether any of these laws and regulations may be determined to be applicable to our business or whether new laws and regulations potentially adverse to our business will be adopted. If we become subject to additional laws and regulations, the manner and pricing of our ticket sales and the conduct of our auctions may be restricted, which could have an adverse effect on our revenues. Some states and municipalities require that ticket sellers obtain a resellers license. One or more states or municipalities could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction's reseller statute. Because we believe these statutes to be inapplicable to our activities, we may not be in compliance with these statutes. Governmental agencies or authorities could also argue that other state or local licensing or "ticket scalping" statutes apply to our activities. These statutes, among other things, limit the amount of service charges and other fees that may be charged in connection with ticket sales. Other state and local regulations establish maximum service fees on tickets for certain sporting and other events. In addition, many states, including California, have laws and regulations governing the conduct of auctions.

FORWARD LOOKING INFORMATION REGARDING OPERATING EXPENSES

     We expect sales and marketing expenses to remain constant or increase for the beginning of 2000 as a percentage of revenues as we continue our aggressive advertising campaign to increase consumer awareness and build the brand equity of our web site and then decrease as a percentage of sales toward the end of the year as we complete the expansion of our sales and marketing infrastructure. We expect technology development expenses to increase in future periods as we further expand our technical staff, develop new technologies, continue to enhance our web site and augment existing technologies. We expect general and administrative expenses to remain relatively consistent or increase slightly as a percentage of revenues in future periods as we continue to expand our staff and as we incur additional costs related to the growth of our business and reporting as a public company.

     Risks that may impede our ability to stabilize and decrease our operating costs are outlined below.

     If We Cannot Effectively Integrate Our Numerous Recent And Potential Future Acquisitions, We May Experience Increased Costs, Operating Inefficiencies, System Disruptions And The Loss Of Customers. In addition to our recent acquisitions, we plan to continue to acquire businesses as opportunities arise in the future, and our ability to grow our business will depend in part on our ability to complete future acquisitions. The integration of acquired companies into a cohesive business requires the combination of different business models, financial, accounting and other internal systems, varied technologies and personnel who have dissimilar expertise and backgrounds. It also requires the management of companies or operating units that are geographically dispersed throughout the United States and internationally. We cannot be certain that we will be able to successfully integrate the operations, personnel or systems of these acquired companies in a timely fashion, if at all. If we fail to integrate operations and personnel effectively, we will experience duplication of costs and operating inefficiencies. If we are unable to integrate technologies successfully, we may experience system disruptions or failures that could result in the dissatisfaction or loss of customers. We also cannot be certain that we will achieve value from our acquisitions commensurate with the consideration paid. If we are unable to generate sufficient revenue from any acquired companies, we will experience an unanticipated shortfall in revenue and may fail to meet the expectations of investors. If this occurs, the market price of our common stock would likely decline.

     The process of integrating our recent acquisitions has placed and will continue to place a significant burden on our management team. Integration is complex, and presents numerous risks and uncertainties in addition to those set forth above, including the following:

     If We Cannot Attract And Retain Qualified Personnel In A Cost Effective And Timely Manner, We May Not Be Able To Execute Our Growth Strategy. The significant growth of our business over the past two years due to our acquisition of eight companies has placed substantial demands on our management and other personnel. Our future growth, if any, will depend in part on our ability to attract, motivate and retain skilled technical, sales, management and marketing personnel. Competition for these personnel is intense, and we expect it to increase as e-commerce expands. We cannot be certain that we will be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, a significant portion of our workforce is comprised of telephone sales representatives. We compete with telemarketing firms, among others, for telephone sales personnel and sometimes must pay premium hourly wages to attract and retain them. In addition, their high turnover rate increases our recruiting and training costs. We cannot be certain that we will be able to continue to hire and retain qualified personnel to support our planned growth in a cost effective or timely manner. If we cannot, our ability to execute our growth strategy could be impaired.

     The Loss Of Personnel Could Require Us To Provide Costly Severance Packages, Which Could Adversely Affect Our Operating Results. Although we have employment agreements with several of our executive officers, including our Chief Executive Officer and our President, our executive officers and key employees may terminate their employment at any time for any reason. In some circumstances, termination of their employment could result in substantial payments by us for severance benefits under these employment agreements.

     Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common
Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of December 31, 1999, we had goodwill and other intangible assets of $86.8 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time non-cash charge, which could be significant based on our acquisitions to date. If the acquisition of First Call International, Ltd. (see Recent Events earlier in this section) is completed, the purchase will result in substantial goodwill to us, which would significantly increase the amount of amortization expense of goodwill and intangible assets and have an adverse effect on our results of operation. Any future acquisitions could also result in amortization expense related to goodwill and other intangible assets. If any of these events should occur, our results of operations would be adversely affected. In that event, we may fail to meet the expectations of market analysts and investors, which could adversely affect the market price of our common stock. In addition, we incurred charges to earnings of $5.3 million in the second quarter of 1999 for the recognition of purchased in-process research and development in connection with the acquisitions of California Tickets.com and TicketsLive. Future acquisitions, including the acquisition of First Call could result in similar charges.

     We May Face Liability For Online Content That May Not Be Covered By Our Insurance. Because we are disseminating information, we may face liability for the nature and content of the materials on our web site or on sites to which we have links. These liability claims could include, among others, claims for defamation, negligence, indecency, fraud from secondary sales, and copyright, patent and trademark infringement. These claims have been brought, and sometimes successfully pressed, against online services. Although we intend to maintain general liability insurance coverage, it may not cover claims of these types. It also may not be adequate to indemnify us for any liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and our ability to effectively operate our web site.

FORWARD LOOKING INFORMATION REGARDING LIQUIDITY AND CAPITAL RESOURCES

     We believe that our existing cash and cash equivalents, and other financing sources will be sufficient to meet our operating needs for at least the next 12 months. Future acquisitions or higher than expected losses from operations may require additional borrowings on our line of credit, issuance of other debt, or issuance of additional equity. Additional borrowings on our line of credit or issuance of other debt will result in higher interest expense and principal payments. Our ability to pay these amounts and other long-term debt will be dependent upon generating cash flows from operations or issuances of equity. We cannot be sure that we will be able to generate sufficient cash flow.

     We Expect To Continue To Incur Significant Net Operating Losses. We incurred net operating losses of approximately $66.6 million for the year ended December 31, 1999. At December 31, 1999, we had an accumulated deficit of approximately $115.9 million. We expect to continue to incur significant losses on a quarterly and annual basis, and we cannot be certain that we will achieve or sustain profitability. To the extent that our expenses grow faster than our revenues, our operating results will be adversely affected and anticipated net losses in a given quarter may be greater than expected. If this occurs, the market price of our common stock is likely to decline. Because we expect to continue to experience negative cash flow, we may need additional financing in the future, which may not be available or may require us to issue additional equity securities that could lead to substantial dilution to our stockholders. We have experienced negative cash flow from operations since our inception. We expect to continue to experience significant negative cash flow from consolidated operations for the foreseeable future. We believe that our existing capital resources, including the proceeds from our recent initial public offering, will be sufficient to meet our presently anticipated cash requirements through at least the next 12 months. However, we may have to raise additional financing prior to such time if we experience unanticipated revenue shortfalls or encounter unanticipated acquisitions or other business opportunities. We cannot be certain that additional financing will be available on acceptable terms if and when we need it. If financing is not available when required or is not available on acceptable terms, we may be unable to develop new services or enhance our present services, take advantage of business opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we cannot obtain additional financing on satisfactory terms when we need it, our results of operations could be materially and adversely affected.

     Further factors which put our liquidity and capital resources at risk are as follows:

     Our Stock Price Is Likely To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. In the future we may be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and resources.

     The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, may increase to levels that bear no relationship to the operating performance of such companies. Such market prices may not be sustainable and are subject to wide variations. If our common stock trades to such levels it likely will thereafter experience a significant decline. Other factors, some of which are beyond our control, that could cause the market price of our common stock to fluctuate include:

     - operating results that vary from the expectations of securities analysts and investors;

     - changes in securities analysts' and investors' expectations as to our future financial performance;

     - changes in market valuations of other Internet or online services companies;

     - announcements by us or our competitors of technological innovations, new services, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - loss of a major venue or client;

     - announcements by third parties of significant claims or proceedings against us or developments in those proceedings; and

     - future sales of our common stock.

     Lasergate Is A Defendant In A Securities Class Action Suit, And Any Liabilities In Excess Of Lasergate's Insurance Would Become Liabilities Of Our Business. Lasergate is one of several defendants in a consolidated class action filed in the United States District Court for the Eastern District of New York. If Lasergate loses this action, there could be significant damages awarded to the plaintiffs. Although Lasergate maintains a liability insurance policy, we cannot be certain that damages which may be awarded will be covered by Lasergate's insurance. The complaint in this action alleges that Lasergate failed to disclose, in a 1994 registration statement filed with the Securities and Exchange Commission, that prior to the date of the offering of Lasergate securities, Sterling Foster & Co., Inc., the underwriter of the offering, had secretly agreed to release several shareholders from "lock-up" agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The plaintiffs' claims allege that Lasergate violated Sections 11 and 12(2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law, as well as made negligent misrepresentations. Lasergate believes that it has defenses to the claims in this action and intends to vigorously defend itself. On August 5, 1999 Lasergate filed a motion with the court to dismiss the complaint against it. The motion to dismiss is still pending. Sterling, Foster & Co., Inc. and/or the class has until April 7, 2000 to file a request for oral argument. As of March 29, 2000 no request has been made. Damages awarded against Lasergate that are not covered by or are in excess of the policy limits of Lasergate's insurance will be an expense of our consolidated business and could have a material adverse effect on our results of operations.

     We Face Risks From International Operations That Could Adversely Affect Our Cash Flow And Licensing Revenues. We have only recently commenced operations in a number of international markets and a key component of our strategy is to expand our business internationally. Our plans to expand internationally are subject to inherent risks, including:

     - Adverse Fluctuations In Currency Exchange Rates Could Expose Us To Losses Because Some Of Our Contracts And Liabilities Are Payable In Foreign Currencies. Payments due to our acquisition of dataCulture Ltd. are payable in pounds sterling over 12 equal quarterly installments. In addition, we are also exposed to foreign currency exchange rate risks inherent in our assets and liabilities denominated in currencies other than the United States dollar. If the United States dollar becomes weaker against foreign currencies these payments will be greater in dollar terms and our cash flow would be adversely affected.

     - If We Cannot Adequately Enforce Our Intellectual Property Rights Internationally, We May Lose Licensing Revenues. Many of our foreign business relationships involve the licensing of our software products. If we are unable to enforce our intellectual property rights because they are not recognized under foreign laws, our customers could duplicate or modify our software products without our consent and deprive us of licensing revenues.

YEAR 2000 READINESS

     As of March 15, 2000 we have not experienced any significant disruptions as a result of the rollover from 1999 to 2000. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties, upon which we rely, will not become apparent in the future that could harm our operations.

INFLATION AND FOREIGN CURRENCY RISK

     Inflation has not had a significant impact on our operations during the periods covered by the accompanying consolidated financial statements. Additionally, we are not presently subject to significant foreign exchange risk as international operations currently constitute a minor part of our operations. However, some of the recent companies we have acquired have operations internationally that could subject us to inflation and foreign currency risks in the future. If we are affected by inflation or foreign currency fluctuations in the countries where we will have operations, our business, financial condition and results of operations could be adversely affected.

EFFECT OF RECENT ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We do not have any derivative instruments as of December 31, 1998 or 1999. We believe that the adoption of SFAS No. 133 will not have a material effect on our consolidated financial statements.

     On December 3, 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion & Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in the first fiscal quarter of 2000 is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks related to fluctuations in interest rates on our fixed and variable rate debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following discussion is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt unless we would be required to refinance that debt. The carrying value of our variable rate debt approximates fair value due to the frequency of repricing of this debt.

     We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the index included at "Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III.

     Incorporated by reference in Items 10 to 13 below are certain sections of Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Election of Directors" and "Executive Compensation and Other Information" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Executive Compensation and Other Information" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the sections entitled "Ownership of Securities" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the sections entitled "Related Party Transactions" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

1.  FINANCIAL STATEMENTS
   "Financial Statements" are filed as part of this Form
   10-K and are incorporated by reference...................  F-1
2.  FINANCIAL STATEMENT SCHEDULES.
   Schedule II -- Valuation and Qualifying Accounts.........  F-33
   All other schedules have been omitted because they are
   not applicable, not required, or the information is
   included in the consolidated financial statements or
   notes thereto.
3.  EXHIBITS
   An "Exhibit Index" is filed as part of this Form 10-K and
   is incorporated by reference. ...........................  E-1

     (b) Reports on Form 8-K:

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 29th day of March, 2000.

                                          TICKETS.COM, INC.

                                          By:      /s/ W. THOMAS GIMPLE
                                          --------------------------------------
                                          Name: W. Thomas Gimple
                                          Title: Co-Chairman of the Board and
                                              Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint John M. Markovich, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

               SIGNATURES                                  TITLE                        DATE
               ----------                                  -----                        ----

          /s/ C. IAN SYM-SMITH            Co-Chairman of the Board                 March 29, 2000
----------------------------------------
            C. Ian Sym-Smith

          /s/ W. THOMAS GIMPLE            Co-Chairman of the Board and Chief       March 29, 2000
----------------------------------------    Executive Officer (Principal
            W. Thomas Gimple                Executive Officer)

         /s/ JOHN M. MARKOVICH            Chief Financial Officer (Principal       March 29, 2000
----------------------------------------    Financial Officer)
           John M. Markovich

        /s/ MICHAEL R. RODRIGUEZ          Vice President and Corporate Controller  March 29, 2000
----------------------------------------    (Principal Accounting Officer)
          Michael R. Rodriguez

                                          Director
----------------------------------------
            William E. Ford

          /s/ JAMES A. CACCAVO            Director                                 March 29, 2000
----------------------------------------
            James A. Caccavo

            /s/ GEORGE BELL               Director                                 March 29, 2000
----------------------------------------
              George Bell

               SIGNATURES                                  TITLE                        DATE
               ----------                                  -----                        ----
           /s/ PETER CHERNIN              Director                                 March 29, 2000
----------------------------------------
             Peter Chernin

        /s/ NICHOLAS E. SINACORI          Director                                 March 29, 2000
----------------------------------------
          Nicholas E. Sinacori

         /s/ JANICE L. RICHTER            Director                                 March 29, 2000
----------------------------------------
           Janice L. Richter

                                          Director
----------------------------------------
            Howard L. Morgan

        /s/ CHRISTOS M. COTSAKOS          Director                                 March 29, 2000
----------------------------------------
          Christos M. Cotsakos

                       TICKETS.COM, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................  F-7
Notes to Consolidated Financial Statements..................  F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tickets.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Tickets.com, Inc., (formerly Advantix, Inc.), a Delaware Corporation, and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tickets.com, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN, LLP

Orange County, California
February 11, 2000,
except for the matters described
in note 13 as to which the date is
March 27, 2000

                       TICKETS.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,956    $  94,173
  Restricted cash and investments...........................       168           --
  Accounts receivable, net of allowances of $255 and $439...     3,621        7,780
  Prepaid expenses and other current assets.................       850       20,506
                                                              --------    ---------
          Total current assets..............................    16,595      122,459
Property and equipment, net.................................     8,411       11,163
Goodwill and intangible assets, net.........................     9,043       86,838
Other assets................................................     4,463       15,320
                                                              --------    ---------
          Total assets......................................  $ 38,512    $ 235,780
                                                              ========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 10,258    $  18,250
  Accrued liabilities.......................................     5,262        5,358
  Current portion of long-term debt and capital lease
     obligations............................................     7,848        2,115
  Deferred revenue and other current liabilities............     1,406        4,418
                                                              --------    ---------
          Total current liabilities.........................    24,774       30,141
Long-term debt and capital lease obligations, net of current
  portion...................................................    20,232        2,117
Other liabilities...........................................       749        2,128
Minority interest...........................................       180          317
Redeemable common stock and warrants........................     4,506           --
Commitments and contingencies (Note 10).....................
Stockholders' equity (deficit):
  Series A, A1, B, C, D and E convertible preferred stock,
     $.0001 par value; 90,000 shares authorized; 29,537 and
     0 shares issued and outstanding, respectively..........         3           --
  Common stock, $.000225 par value; 270,000 shares
     authorized; 6,328 and 57,082 shares issued and
     outstanding, respectively..............................         1           13
  Additional paid-in capital................................    36,859      317,378
  Deferred compensation.....................................        --         (350)
  Accumulated deficit.......................................   (48,792)    (115,944)
  Cumulative other comprehensive loss.......................        --          (20)
                                                              --------    ---------
          Total stockholders' equity (deficit)..............   (11,929)     201,077
                                                              --------    ---------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 38,512    $ 235,780
                                                              ========    =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Revenues:
  Ticketing services........................................  $ 9,686    $ 26,558    $ 27,819
  Software services and other...............................    1,961       2,982      18,098
                                                              -------    --------    --------
          Total revenues....................................   11,647      29,540      45,917
                                                              -------    --------    --------
Cost of services:
  Ticketing services........................................    7,702      17,155      20,685
  Software services and other...............................      711       1,551       9,415
                                                              -------    --------    --------
          Total cost of services............................    8,413      18,706      30,100
                                                              -------    --------    --------
Gross profit................................................    3,234      10,834      15,817
                                                              -------    --------    --------
Operating expenses:
  Sales and marketing.......................................    2,096       7,339      34,722
  Technology development....................................    2,233       6,417      12,548
  General and administrative................................    3,182       9,204      18,541
  Amortization of goodwill and intangibles..................      712       2,082       7,268
  Impairment of long-lived assets...........................       --      17,026          --
  Purchased in-process research and development.............       --       1,600       5,340
                                                              -------    --------    --------
          Total operating expenses..........................    8,223      43,668      78,419
                                                              -------    --------    --------
Loss from operations........................................   (4,989)    (32,834)    (62,602)
                                                              -------    --------    --------
Other (income) expense:
  Interest income...........................................     (206)       (878)     (2,209)
  Interest expense..........................................    1,315       2,952       2,958
  Minority interest.........................................       --         (53)        137
                                                              -------    --------    --------
          Total other expense, net..........................    1,109       2,021         886
                                                              -------    --------    --------
Loss before provision for income taxes and extraordinary
  item......................................................   (6,098)    (34,855)    (63,488)
  Provision for income taxes................................        1           6          29
                                                              -------    --------    --------
Net loss before extraordinary item..........................   (6,099)    (34,861)    (63,517)
  Extraordinary item -- loss on early retirement of debt....       --          --      (3,083)
Net loss....................................................  $(6,099)   $(34,861)   $(66,600)
                                                              =======    ========    ========
Basic and diluted net loss per share before extraordinary
  item......................................................  $ (1.17)   $  (6.08)   $  (3.38)
Basic and diluted net loss per share from extraordinary
  item......................................................       --          --       (0.17)
Basic and diluted net loss per share........................  $ (1.17)   $  (6.08)   $  (3.55)
Weighted average common shares outstanding..................    5,199       5,734      18,781
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                              CONVERTIBLE
                                                            PREFERRED STOCK     COMMON STOCK     ADDITIONAL
                                                            ----------------   ---------------    PAID-IN       DEFERRED
                                                            SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION
                                                            -------   ------   ------   ------   ----------   ------------
Balance, December 31, 1996................................    6,141    $ 1      5,000   $    1    $  3,021       $  --
  Exercise of common stock options........................       --     --         14       --          13          --
  Exercise of common stock warrants.......................       --     --        178       --           4          --
  Issuance of common stock in payment of accrued interest
    on note payable.......................................       --     --        226       --         249          --
  Issuance of common stock in connection with the
    acquisition of Fantastix Ticket Company, LLC, net of
    redeemable common stock...............................       --     --        105       --         177          --
  Issuance of common stock in payment of commissions on
    issuance of convertible preferred stock...............       --     --         51       --          --          --
  Issuance of Series A convertible preferred stock for
    cash, net of issuance costs...........................    2,299     --         --       --       1,081          --
  Issuance of Series B convertible preferred stock for
    cash, net of issuance costs...........................    9,500      1         --       --      11,155          --
  Net loss................................................       --     --         --       --          --          --
                                                            -------    ---     ------   ------    --------       -----
Balance, December 31, 1997................................   17,940      2      5,574        1      15,700          --
  Exercise of common stock options........................       --     --         14       --          14          --
  Exercise of common stock warrants.......................       --     --        400       --           9          --
  Issuance of common stock in connection with the
    acquisition of ProTix, Inc............................       --     --        318       --       1,072          --
  Issuance of common stock for services...................       --     --         22       --          75          --
  Issuance of Series C convertible preferred stock for
    cash, net of issuance costs...........................   11,597      1         --       --      19,989          --
  Accretion on redeemable common stock and warrants.......       --     --         --       --          --          --
  Net loss................................................       --     --         --       --          --          --
                                                            -------    ---     ------   ------    --------       -----
Balance, December 31, 1998................................   29,537      3      6,328        1      36,859          --
  Exercise of common stock options and warrants...........       --     --      1,886        1       1,204          --
  Issuance of common stock warrants in connection with the
    acquisition of ProTix, Inc. ..........................       --     --         --       --       2,150          --
  Issuance of Series D convertible preferred stock for
    cash, net of issuance costs...........................   13,333      1         --       --      29,949          --
  Issuance of stock in connection with the acquisition of
    California Tickets.com, Inc. .........................    8,461      1      3,928        1      41,463          --

                                                                           CUMULATIVE
                                                                              OTHER
                                                            ACCUMULATED   COMPREHENSIVE
                                                              DEFICIT         LOSS         TOTAL
                                                            -----------   -------------   --------
Balance, December 31, 1996................................   $  (7,418)       $ --        $ (4,395)
  Exercise of common stock options........................          --          --              13
  Exercise of common stock warrants.......................          --          --               4
  Issuance of common stock in payment of accrued interest
    on note payable.......................................          --          --             249
  Issuance of common stock in connection with the
    acquisition of Fantastix Ticket Company, LLC, net of
    redeemable common stock...............................          --          --             177
  Issuance of common stock in payment of commissions on
    issuance of convertible preferred stock...............          --          --              --
  Issuance of Series A convertible preferred stock for
    cash, net of issuance costs...........................          --          --           1,081
  Issuance of Series B convertible preferred stock for
    cash, net of issuance costs...........................          --          --          11,156
  Net loss................................................      (6,099)         --          (6,099)
                                                             ---------        ----        --------
Balance, December 31, 1997................................     (13,517)         --           2,186
  Exercise of common stock options........................          --          --              14
  Exercise of common stock warrants.......................          --          --               9
  Issuance of common stock in connection with the
    acquisition of ProTix, Inc............................          --          --           1,072
  Issuance of common stock for services...................          --          --              75
  Issuance of Series C convertible preferred stock for
    cash, net of issuance costs...........................          --          --          19,990
  Accretion on redeemable common stock and warrants.......        (414)         --            (414)
  Net loss................................................     (34,861)         --         (34,861)
                                                             ---------        ----        --------
Balance, December 31, 1998................................     (48,792)         --         (11,929)
  Exercise of common stock options and warrants...........          --          --           1,205
  Issuance of common stock warrants in connection with the
    acquisition of ProTix, Inc. ..........................          --          --           2,150
  Issuance of Series D convertible preferred stock for
    cash, net of issuance costs...........................          --          --          29,950
  Issuance of stock in connection with the acquisition of
    California Tickets.com, Inc. .........................          --          --          41,465

                                                              CONVERTIBLE
                                                            PREFERRED STOCK     COMMON STOCK     ADDITIONAL
                                                            ----------------   ---------------    PAID-IN       DEFERRED
                                                            SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION
                                                            -------   ------   ------   ------   ----------   ------------
  Issuance of Series E convertible preferred stock for
    cash, net of issuance costs...........................    9,444      1         --       --      81,837          --
  Issuance of common stock in connection with the
    acquisition of TicketsLive Corporation................       --     --      3,584        1      21,323          --
  Issuance of common stock in connection with the
    acquisition of Lasergate Systems, Inc. Series G
    preferred stock.......................................       --     --        300       --       1,349          --
  Issuance of common stock in connection with the IPO, net
    of issuance costs.....................................       --     --      7,194        2      80,894          --
  Reclassification of redeemable common stock and warrants
    in connection with the IPO............................       --     --      1,920       --      12,085          --
  Issuance of common stock upon exercise of BASS
    warrants..............................................       --     --        946       --         895          --
  Conversion of Hill A&E note payable to common stock.....       --     --        809       --       3,000          --
  Release of common stock from escrow.....................       --     --        573       --          --          --
  Conversion of preferred shares to common stock in
    connection with the IPO...............................  (60,775)    (6)    29,614        7          (1)         --
  Deferred compensation with respect to employee stock
    options, related to the acquisition of California
    Tickets.com, Inc......................................       --     --         --       --         423        (350)
  Consulting expense recognized in connection with options
    and warrants issued to entertainment organizations....       --     --         --       --       3,948          --
  Preferred dividends payable.............................       --     --         --       --          --          --
  Foreign currency translation............................       --     --         --       --          --          --
  Accretion on redeemable common stock and warrants.......       --     --         --       --          --          --
  Net loss................................................       --     --         --       --          --          --
                                                            -------    ---     ------   ------    --------       -----
Balance, December 31, 1999................................       --    $--     57,082   $   13    $317,378       $(350)
                                                            =======    ===     ======   ======    ========       =====

                                                                           CUMULATIVE
                                                                              OTHER
                                                            ACCUMULATED   COMPREHENSIVE
                                                              DEFICIT         LOSS         TOTAL
                                                            -----------   -------------   --------
  Issuance of Series E convertible preferred stock for
    cash, net of issuance costs...........................          --          --          81,838
  Issuance of common stock in connection with the
    acquisition of TicketsLive Corporation................          --          --          21,324
  Issuance of common stock in connection with the
    acquisition of Lasergate Systems, Inc. Series G
    preferred stock.......................................          --          --           1,349
  Issuance of common stock in connection with the IPO, net
    of issuance costs.....................................          --          --          80,896
  Reclassification of redeemable common stock and warrants
    in connection with the IPO............................          --          --          12,085
  Issuance of common stock upon exercise of BASS
    warrants..............................................          --          --             895
  Conversion of Hill A&E note payable to common stock.....          --          --           3,000
  Release of common stock from escrow.....................          --          --              --
  Conversion of preferred shares to common stock in
    connection with the IPO...............................          --          --              --
  Deferred compensation with respect to employee stock
    options, related to the acquisition of California
    Tickets.com, Inc......................................          --          --              73
  Consulting expense recognized in connection with options
    and warrants issued to entertainment organizations....          --          --           3,948
  Preferred dividends payable.............................        (105)         --            (105)
  Foreign currency translation............................          --         (20)            (20)
  Accretion on redeemable common stock and warrants.......        (447)         --            (447)
  Net loss................................................     (66,600)         --         (66,600)
                                                             ---------        ----        --------
Balance, December 31, 1999................................   $(115,944)       $(20)       $201,077
                                                             =========        ====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................  $ (6,099)   $(34,861)   $(66,600)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Impairment of long-lived assets..........................        --      17,026          --
  Purchased in-process research and development............        --       1,600       5,340
  Depreciation.............................................       483       1,947       3,935
  Amortization of goodwill and intangibles.................       712       2,082       7,268
  Loss on disposal of property.............................        --          52          --
  Noncash interest expense.................................       506         126       3,342
  Noncash compensation expense.............................        --          75          73
  Noncash consulting expense...............................        --          --       3,948
  Minority interest........................................        --         (53)        137
Changes in operating assets and liabilities:
  Accounts receivable......................................       157        (131)     (3,120)
  Prepaid expenses and other current assets................      (345)     (1,194)    (13,819)
  Other assets.............................................      (378)      1,330     (16,071)
  Accounts payable.........................................       849         483       3,310
  Accrued liabilities......................................     1,618         369      (1,753)
  Deferred revenue and other liabilities...................         5       1,118       1,950
                                                             --------    --------    --------
     Net cash used in operating activities.................    (2,492)    (10,031)    (72,060)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment........................    (2,056)     (3,937)     (4,703)
Contingent consideration paid in connection with an
  acquisition..............................................    (5,324)         --          --
Proceeds from sale of marketable securities................     1,244       6,804          --
(Increase) decrease in restricted cash and investments.....      (740)      1,474         168
Acquisitions, net of cash acquired.........................   (13,460)     (3,709)    (11,805)
                                                             --------    --------    --------
     Net cash (used in) provided by investing activities...   (20,336)        632     (16,340)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft.................................      (514)     (2,678)         --
Proceeds from issuance of long-term debt...................    17,075         717       2,318
Principal payments on long-term debt.......................    (2,143)     (1,078)    (25,590)
Net proceeds from issuance of preferred stock..............    12,237      19,990     111,788
Net proceeds from issuance of common stock through an
  initial public offering..................................        --          --      80,896
Proceeds from issuance of common stock options and
  warrants.................................................        17          23       1,205
                                                             --------    --------    --------
     Net cash provided by financing activities.............    26,672      16,974     170,617
                                                             --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................     3,844       7,575      82,217
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............       537       4,381      11,956
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................  $  4,381    $ 11,956    $ 94,173
                                                             ========    ========    ========

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid............................................  $     94    $  2,568    $  2,603
                                                             ========    ========    ========
  Income taxes paid........................................  $      1    $      6    $     29
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations entered into for equipment.....  $     --    $  1,307    $    918
                                                             ========    ========    ========
  Accretion on redeemable common stock warrants issued in
     connection with financing arrangements................  $     --    $    414    $    447
                                                             ========    ========    ========
ACQUISITIONS:
  1997 -- Acquired all the outstanding common stock of Bay
     Area Seating Service, Inc., and certain assets of
     Fantastix Ticket Company, LLC
  1998 -- Acquired all the outstanding common stock of
     ProTix, Inc. and subsidiaries
  1999 -- Acquired all the outstanding capital stock of
     California Tickets.com, Inc., TicketsLive Corporation,
     dataCulture Ltd. and Lasergate Systems, Inc.
The following table outlines the assets acquired,
  liabilities assumed and cash paid:
  Fair value of assets acquired............................  $ 32,601    $  9,618    $ 94,448
  Cash advances to acquired companies......................        --          --       6,980
     Less:
     Liabilities assumed...................................   (11,433)     (2,108)    (16,702)
     Promissory notes to sellers, net of discount..........    (5,996)     (1,297)     (1,606)
     Cash payable on first anniversary of closing..........        --        (550)         --
     Preferred stock issued................................                           (18,377)
     Common stock issued...................................      (177)     (1,072)    (45,761)
     Redeemable common stock issued........................      (675)         --      (4,676)
                                                             --------    --------    --------
     Cash paid.............................................    14,320       4,591      14,306
     Cash acquired.........................................      (860)       (882)     (2,501)
                                                             --------    --------    --------
     Cash paid, net of cash acquired.......................  $ 13,460    $  3,709    $ 11,805
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND

     Tickets.com, Inc. (formerly, Advantix, Inc.) and its wholly-owned subsidiaries Bay Area Seating Service, Inc. ("BASS"), ProTix, Inc. ("ProTix"), TicketsLive Corporation ("TicketsLive"), dataCulture, Ltd. ("dataCulture") and Lasergate Systems, Inc. ("Lasergate"), collectively (the "Company"), is a leading provider of entertainment ticket sales, event information, and related products and services. The Company sells tickets and provides these services through the Internet, telephone sales centers, interactive voice response systems, and retail outlets. The Company provides automated ticketing solutions to entertainment organizations such as stadiums, performing arts centers, museums and professional sports franchises. The www.tickets.com web site enables consumers to obtain information on entertainment organizations and sport and entertainment events and performances, purchase tickets from multiple sources and shop for related products. The Company also develops, licenses and supports proprietary ticketing software.

     The Company was originally organized as The Entertainment Express, Inc. under the laws of the State of Delaware on January 25, 1995. The Company commenced operations in May 1996 with the acquisition of Hill Arts and Entertainment Systems, Inc. which had developed a proprietary ticketing software system utilized primarily by performing arts centers, theater groups and regional ticketing service providers. In December 1996, the Company acquired the call center and ticketing operations of an Ohio-based performing arts center and ticketing services provider, at which time the Company changed its name to Advantix, Inc. In August 1997, the Company acquired the assets of Fantastix Ticket Company, LLC, a regional ticketing services provider located in Buffalo, New York, and in September 1997 the Company completed the acquisition of all of the outstanding stock of BASS, a ticketing services provider in Northern California and Nevada. In October 1998, the Company acquired all the outstanding common stock of ProTix, a ticketing services provider and ticketing software developer based in Madison, Wisconsin. In April 1999, the Company acquired all the outstanding capital stock of California Tickets.com, Inc. ("CA Tickets.com"), a web-based ticketing service provider, and TicketsLive, a ticketing software developer based in Syracuse, New York. The Company then changed its name to Tickets.com, Inc. These acquisitions were followed by the purchase, in August 1999, of all the outstanding common stock of dataCulture, a ticketing software developer located in the United Kingdom and in December 1999, the Company completed its acquisition of all the outstanding stock of Lasergate, a ticketing software developer located in Clearwater, Florida. For detailed discussions of each business combination see Note 3.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements and related notes include the accounts of Tickets.com, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations of each acquired business have been consolidated for all periods subsequent to the date of acquisition.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       TICKETS.COM, INC. AND SUBSIDIARIES

COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in 1998. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of other comprehensive income (loss) include amounts that under SFAS No. 130 are included in comprehensive income (loss) but are excluded from net income (loss). Differences between the Company's net income (loss), as reported and comprehensive income (loss), as defined, are related to foreign currency translation.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH AND INVESTMENTS

     Restricted cash and investments consist primarily of certificates of deposit with original maturities greater than 90 days held for the benefit of certain clients.

CONCENTRATION RISK

     The Company is subject to concentration of credit risk related to accounts receivable. Accounts receivable are due principally from retail ticketing outlets and credit card merchant processors and represent the face value of the tickets sold plus convenience and handling fees, generally net of outlet commissions. Concentrations of credit risk are mitigated due to the large number of clients comprising the Company's base of accounts receivable. The Company's largest client accounted for 16%, 11% and 4% of total net revenues during the years ended December 31, 1997, 1998 and 1999, respectively.

LONG-LIVED ASSETS

     Property and Equipment. Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of three to five years or, for leasehold improvements, over the term of the lease if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is reflected in results of operations.

     Goodwill and Intangible Assets. Intangible assets consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, customer relationships, tradenames, assembled workforce, and noncompete agreements. Goodwill represents the excess of cost over the fair value of net identified assets acquired in business combinations accounted for under the purchase method.

     Impairment of Long-Lived Assets. The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company's long-lived assets are assessed.

                       TICKETS.COM, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

     The Company primarily generates ticketing services revenue from per ticket service fees charged directly to consumers who order tickets through the Company's web site, telephone sales centers, interactive voice response ("IVR") or retail outlets. In addition, the Company charges a handling fee to consumers for all tickets sold by the Company, other than through retail outlets. The Company recognizes service fee and handling fee revenue from ticket sales at the time the sale is made. The Company additionally generates ticketing services revenues through the auction of venues' and performers' tickets on the Company's web site. Under these types of arrangements, the Company generally purchases, at face value, any unsold tickets that were allocated for auction on the Company's web site. If the Company is unable to sell tickets that have been purchased, or sell them at less than face value, losses are incurred on the tickets purchased. The gross value of the sale of these tickets is recorded as revenues. The amount paid for the tickets, amounts paid to performers venues or charities, and the costs of delivering the tickets to the consumers are recognized as cost of services. Pursuant to current ticket auction contracts with certain entertainers, certain amounts collected above the face value are donated to a charity of the performer's choice, the amounts donated are also included as cost of services.

     Software revenue is recognized on sales contracts when the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are resolved. Deferred revenue consists primarily of deferred software license revenue related to the license of the Company's software, and related fees under maintenance and support contracts. Deferred support revenue is recognized as it is earned, over the term of the related agreement. Additional revenue is generated from advertising on the Tickets.com web site, consumer-to-consumer auctions and travel and package sales, which may include travel, hotel, tickets to an event and merchandise. Revenue for advertising is recognized when the ads are placed on the Tickets.com web site. Consumer-to-consumer auction revenue is derived from fees paid by the seller and is recognized when the transactions are complete. The majority of the travel revenue is commissions received from the Company's travel service provider. Sales of packages purchased in advance are recognized at the gross sales value of the package when the package is sold; therefore, if a package is left unsold or sells for less than the aggregate cost of the package, losses are incurred on those packages. Packages are also sold through our travel service provider, for which the Company receives a commission.

COST OF SERVICES

     Cost of ticketing services includes expenses related to the distribution and delivery of tickets. These expenses include primarily payroll related to phone center and distribution personnel, telecommunications, data communications, commissions paid on tickets distributed through outlets and the clients' share of the convenience fee revenues. Ticketing auction costs of sales are comprised of the face value of the ticket, amounts paid to performers, venues or charities, and the cost of delivery of the ticket. Pursuant to current ticket auction contracts with certain entertainers, certain amounts collected above the face value are donated to a charity of the performer's choice, the amounts donated are also included as cost of services. From time to time, the Company enters into contracts with clients whereby it pays a portion of the clients' share of convenience fees up front. When this occurs, the up front fees are amortized over the period of the contract under the terms of the underlying contracts.

     Cost of services associated with software services and other include primarily costs related to the installation of the software mainly consisting of payroll and travel related costs and the cost of packages which may include, hotel costs, travel ticket costs, merchandise costs and the face value of the event tickets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

INCOME TAXES

     The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

NET LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in the earnings of the Company. Potentially dilutive securities are excluded from the Company's calculation of diluted loss per share since their inclusion would be antidilutive.

STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard, if fully adopted, requires the accounting for employee stock-based compensation using a fair value methodology. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the date of grant, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends and the risk-free interest rate. For stock-based compensation issued to non-employees, the standard requires measurement based on the value of the related services performed or the stock-based compensation issued, whichever is more reliably measurable. The adoption of the accounting methodology of SFAS No. 123 related to employees is optional. The Company intends to continue to account for employee stock options using the intrinsic value methodology in accordance with the Accounting Principles Board Opinion No. 25 as permitted under SFAS No.
123. However, pro forma disclosures as if the Company adopted the accounting methodology of SFAS No. 123 are presented in Note 12 "Employee Benefit Plans."

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and defines specific criteria that determine when such costs are required to be expensed, and when such costs may be capitalized. The Company generally expenses software development costs as incurred. The Company adopted SOP 98-1, effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which was effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and require such costs to be expensed as incurred. The Company adopted SOP 98-5, effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for

                       TICKETS.COM, INC. AND SUBSIDIARIES
derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements, as the Company does not have any derivative financial instruments.

     On December 3, 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion & Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in the first fiscal quarter of 2000 is not expected to have a material effect on the Company's consolidated financial statements.

3.  BUSINESS COMBINATIONS

HILL ARTS AND ENTERTAINMENT SYSTEMS, INC.

     On May 31, 1996, the Company, which had no prior operations, acquired substantially all of the business of Hill Arts and Entertainment Systems, Inc. ("Hill A&E"). Hill A&E and the Company were at that time under common control. The Company acquired certain assets and assumed certain liabilities of Hill A&E in exchange for a $3,000,000 promissory note, convertible into 808,625 shares of the Company's common stock at the option of the holder. The transaction was accounted for as a transfer between entities under common control, and as a result, the assets and liabilities transferred were accounted for at historical cost, in a manner similar to a pooling of interests. On November 11, 1999, the holder of the promissory note converted the note into the 808,625 shares of common stock in connection with the Company's IPO.

ADVANTIX, A DIVISION OF PLAYHOUSE SQUARE FOUNDATION

     In December 1996, the Company acquired the assets of Advantix, a division of Playhouse Square Foundation ("PSF"), a Cleveland, Ohio-based performing arts center and ticketing services provider. The acquisition was accounted for as a purchase. The purchase price consisted of a $2,000,000 promissory note at an interest rate of 7% and the issuance of 481,068 shares of the Company's common stock. The note was recorded at a discount of $257,000 that yielded an effective interest rate of 10%, which approximates the Company's incremental borrowing rate at the time of the acquisition. In connection with the purchase agreement, the Company entered into a Stock Issuance Agreement with PSF. The agreement provided that, if the Company did not complete an Initial Public Offering ("IPO") of its common stock prior to December 31, 1999, PSF may require the Company to repurchase the stock at $5.20 per share. If the Company did complete an IPO within the specified time, but for a price less than $5.20 per share, the Company would issue additional shares of its common stock up to an aggregate value of $2,500,000. The 481,068 shares of common stock were recorded as redeemable common stock at their fair market value of $2,500,000 based on the Company's redemption obligation. On November 8, 1999, the Company completed an IPO at an offering price of $12.50. Accordingly, no additional shares of common stock were issued to PSF and the 481,068 shares of redeemable common stock were reclassified to common stock as of December 31, 1999. The operating results of the acquired division have been included in the accompanying consolidated financial statements from the date of acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years.

FANTASTIX TICKET COMPANY, LLC

     In August 1997, the Company acquired the assets of Fantastix Ticket Company, LLC ("Fantastix"), a Buffalo, New York-based ticketing services provider. The acquisition was accounted for as a purchase. The

                       TICKETS.COM, INC. AND SUBSIDIARIES
purchase price consisted of the issuance of 504,888 shares of the Company's common stock. In connection with the purchase agreement, the Company entered into a Repurchase Right Agreement with Fantastix. The agreement, as amended, provides that if the Company did not complete an IPO prior to December 31, 1999, the seller of Fantastix may require the Company to repurchase up to 400,000 shares of common stock at $4.21 per share for total consideration of $1,683,000. The 400,000 shares of common stock were recorded as redeemable common stock outside of equity at their fair market value of $675,000 on the acquisition date. In the event that the seller of Fantastix exercises its repurchase right, any additional consideration paid in connection with the repurchase right shall be recorded as goodwill. Goodwill related to the repurchase, if any, will be amortized prospectively from the date of capitalization over the remaining amortization period. The remaining 104,888 shares were recorded at their fair market value of $177,000. On November 8, 1999, the Company completed an IPO at an offering price of $12.50. Accordingly, no additional consideration is due to Fantastix and the 400,000 shares of redeemable common stock were reclassified to common stock as of December 31, 1999. The operating results of Fantastix have been included in the accompanying consolidated financial statements from the date of acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years.

BAY AREA SEATING SERVICE, INC.

     In September 1997, the Company acquired BASS, a Concord, California-based ticketing services provider. The acquisition was accounted for as a purchase. The purchase price included $11,481,000 in cash and an aggregate of $5,996,000 in promissory notes bearing interest at 1.5% above the prime rate, as defined. Additional consideration of up to approximately $5,900,000 was to be paid over a three-year period should BASS net revenues, as defined, meet certain minimum amounts.

     The actual amount of the contingent payment was to be determined using an agreed-upon formula based on quarterly net revenues, as specified in the acquisition agreement. Such payments are recorded as goodwill as the payments are made. Through December 31, 1999, contingent consideration of $5,279,000 has been paid and recorded as goodwill. This amount is final and all required payments have been made. Goodwill related to contingent consideration is amortized prospectively from the date of capitalization over the remaining amortization period.

     In conjunction with the acquisition, the Company entered into noncompete agreements with certain officers of BASS, which prohibits them from competing with the business of the Company for a period of three years. Consideration for the noncompete agreements totaled $1,000,000 paid at the closing of the acquisition and an additional $1,000,000 paid over three years. Additionally, under the terms of the acquisition agreement, a restricted cash account totaling $1,500,000 was established for the payment of certain transition costs, as defined, incurred by the Company. The funds were established in a restricted cash account to be used for the payment of 50 percent of the total transition costs incurred by the Company, up to $3,000,000, with unused funds returned to the sellers of BASS and treated as additional purchase price. The Company incurred in excess of the $3,000,000 in transition costs and as a result no funds were returned to the sellers. Other terms of the agreement included provisions for the establishment of several restricted cash accounts including
(i) $600,000 for the payment of an officer's salary over three years (ii) $300,000 related to guaranteed levels of working capital subsequent to the close of the acquisition, which pursuant to the terms of the agreement was remitted to the sellers of BASS subsequent to December 31, 1998, and (iii) $750,000 relating to possible license fees to be paid by the Company; an indemnification provision in the acquisition agreement; and certain acquisition fees to be paid by the sellers. From these restricted cash accounts $168,000 was returned to the sellers in the third quarter of 1999 and there is no remaining restricted cash at December 31, 1999.

     Pursuant to the terms of the BASS acquisition agreement, the Company issued warrants to the sellers of BASS for the purchase of 1,332,423 shares of common stock at an exercise price of $4.50 per share. The Company also entered into a three-year employment agreement with a former officer of BASS and a three-

                       TICKETS.COM, INC. AND SUBSIDIARIES
year consulting agreement with a former officer and shareholder of BASS. In accordance with the agreement, the warrants expired on November 8, 1999 in conjunction with the Company's completion of its IPO. As of December 31, 1999, all warrants issued to the sellers of BASS have been exercised and are recorded as common stock. The operating results of BASS have been included in the consolidated financial statements from the date of acquisition.

     As of December 31, 1999, the consideration paid in connection with the acquisition of BASS, including contingent consideration, totaled $24,818,000. Substantially all of the original goodwill and intangible assets related to the acquisition of BASS have been written off (See Note 5). The remaining goodwill of approximately $2.7 million at December 31, 1999, primarily representing the contingent consideration, will be amortized on a straight-line basis over the remaining life of the asset of approximately 10 years.

PROTIX, INC.

     In September 1998, the Company acquired ProTix, a Madison, Wisconsin-based ticketing services provider and ticketing systems developer. The acquisition was accounted for as a purchase. The aggregate purchase price at the date of acquisition was approximately $7,511,000, which includes costs of the acquisition. The aggregate consideration includes the issuance of 317,768 shares of the Company's common stock, $4,591,000 in cash, which includes a repayment of approximately $2,900,000 of existing ProTix obligations, and an aggregate of $1,297,000 in promissory notes bearing interest at 1.0% above the prime rate, as defined. The note was paid in full by the Company in the fourth quarter of 1999. Additional consideration in the form of warrants for the purchase of 637,964 of the Company's common stock at an exercise price of $0.0225 per share were issued to the sellers of ProTix that were to vest based upon the achievement of certain revenue and profitability targets. The Company entered into an amendment with ProTix whereby the parties agreed to vest 478,477 of the warrants and cancel the remaining 159,487. The Company valued the vested warrants at their fair value as of the effective date, which resulted in $2,150,000 of additional goodwill. Goodwill related to vested warrants is being amortized prospectively from the date of capitalization over the remaining amortization period. The 317,768 shares of common stock were recorded at their fair market value of $1,072,000 at the date of acquisition. The operating results of ProTix have been included in the accompanying consolidated financial statements from the date of acquisition.

     In conjunction with the acquisition, the Company entered into a noncompete agreement with a former officer of ProTix, which prohibits him from competing with the business of the Company for a period of three years. Consideration for the noncompete agreement totaled $162,000 to be paid over three years.

     The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: existing product technology, customer relationships, trade name, assembled workforce, goodwill and in-process research and development ("IPR&D"). Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. An allocation to IPR&D of $1,600,000 represents the estimated fair value related to incomplete projects, which reflects the risk-adjusted cash flows and the stage of completion. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, ProTix was conducting development activities associated with the completion of the next generations of its automated ticketing solutions and regional ticketing services. The projects under development, at the valuation date, were expected to address requirements in the areas of greater scalability, significant new functionality, and greater speed.

     In making its purchase price allocation, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition

                       TICKETS.COM, INC. AND SUBSIDIARIES
date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the lifecycle of the product ultimately developed, and the associated risks.

     Aggregate revenue attributable to the IPR&D projects was estimated to peak, as a percentage of total revenue, in 2001, and decline thereafter through the end of the life of the IPR&D (2004) as new product technologies are expected to be introduced by ProTix. The costs to complete the IPR&D efforts were estimated to be as follows: $402,000 for automated ticketing solutions and $108,000 for regional ticketing services. For both of the project categories, a risk-adjusted discount rate of 20% was utilized to discount projected cash flows.

CALIFORNIA TICKETS.COM, INC.

     In April 1999, the Company acquired all of the outstanding capital stock of CA Tickets.com, and in May, 1999 the Company changed its name to Tickets.com, Inc. The purchase price equaled approximately $41.5 million, consisting of the issuance of 2,678,577, 5,782,241 and 3,928,386 shares of the Company's Series A1 convertible preferred stock, Series C convertible preferred stock and common stock, valued at estimated fair value of $2.09, $2.21, and $4.50 per share, respectively. The Company determined the estimated fair value based on recent private placements of its Series D preferred stock (see Note 11). In addition, the Company assumed all of the outstanding options to purchase CA Tickets.com common stock by issuing to the holders of such options, options to purchase 1,507,341 shares of the Company's common stock. The acquisition was accounted for as a purchase. In March 1999, the Company made a $3.7 million loan for general working capital purposes to CA Tickets.com, primarily to fund the purchase of TicketStop, Inc. This loan was incorporated as an element of the CA Tickets.com purchase price upon the close of the acquisition. The operating results of the acquired company have been included in the accompanying consolidated financial statements from the date of acquisition.

     The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: existing product technology, domain names, and assembled workforce, goodwill and IPR&D. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. An allocation to IPR&D of $3,540,000 represents the estimated fair value related to incomplete projects, which reflects the risk-adjusted cash flows and the stage of completion. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, California Tickets.com was in the process of completing customization and development of its web site and transaction processing systems. Since the Company already had these systems in place, the projects, which were in varying stages of completion, were of no continuing value.

     In making its purchase price allocation, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the lifecycle of the product ultimately developed, and the associated risks.

     Aggregate revenue attributable to the IPR&D projects was estimated to peak, as a percentage of total revenue in 2001, and decline thereafter through the end of the life of the in-process research and development in 2003 as new product technologies were expected to be introduced. The costs to complete the IPR&D efforts

                       TICKETS.COM, INC. AND SUBSIDIARIES
were estimated to be as follows: $50,000 for ticketing transaction systems and $83,000 for web site development. The risk-adjusted discount rate used to discount projected cash flows for both projects was 35%.

TICKETSTOP, INC.

     In March 1999, CA Tickets.com acquired all of the outstanding common stock of TicketStop. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an up front cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $400,000, was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in approximately $400,000 of additional goodwill. The acquisition was accounted for as a purchase and the results of operations have been included in our financial statements from the date of the CA Tickets.com acquisition. Goodwill is amortized on a straight-line basis over the estimated useful life of approximately 10 years.

TICKETSLIVE CORPORATION

     In March 1999, the Company acquired all of the outstanding capital stock of TicketsLive. The purchase price equaled approximately $26.0 million, consisting of the issuance of 5,195,779 shares of Company's common stock, valued at estimated fair value of $4.50 per share. The Company determined the estimated fair value based on recent private placements of its Series D preferred stock (see Note 11). In accordance with the agreement, 573,057 of these shares were held in escrow to be issued to certain recipients determined by the offering price of an IPO. In addition, the Company assumed all of the outstanding options to purchase TicketsLive common stock by issuing to the holders of such options, options to purchase 581,998 shares of the Company's common stock. The agreement provided that if the Company did not complete an IPO prior to August 31, 1999 and April 5, 2001, the majority shareholder of TicketsLive may require the Company to repurchase up to 622,222 and 416,888 shares, respectively, of the Company's common stock at $9.36 and $9.97 per share, respectively. The acquisition was accounted for as a purchase. During March 1999, the Company made a loan to TicketsLive of $1.0 million for general working capital purposes. This loan was incorporated as an element of the purchase price of TicketsLive upon the close of the acquisition. The operating results of TicketsLive have been included in the accompanying consolidated financial statements from the date of acquisition.

     On November 4, 1999, the Company completed an IPO at an offering price of $12.50. In accordance with the agreement, the 573,057 shares of the Company's common stock were distributed to the proper recipients. In addition, the repurchase obligation related to the 622,222 and 416,888 shares of common stock was eliminated and as of December 31, 1999, these shares are recorded as common stock at the estimated fair market value at the time of acquisition of $4.50.

     The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: existing product technology, customer relationships, trade name, assembled workforce, goodwill and IPR&D. Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. An allocation to IPR&D of $1,800,000 represents the estimated fair value related to incomplete projects, which reflects the risk-adjusted cash flows and the stage of completion. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, TicketsLive was conducting development activities associated with the completion of the next generation of Select, TicketsLive's automated ticketing system. The projects under development were to increase speed, expand functionality, flexibility and reporting. Since the Company already had these systems in place, the projects, which were in varying stages of completion, were of no continuing value.

                       TICKETS.COM, INC. AND SUBSIDIARIES

     In making its purchase price allocation, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the lifecycle of the product ultimately developed, and the associated risks.

     Aggregate revenue attributable to the IPR&D projects was estimated to peak, as a percentage of total revenue, in 2002, and decline thereafter through the end of the life of the IPR&D in 2005 as new product technologies were expected to be introduced. The cost to complete the in-process research and development efforts were estimated to be $596,000. A risk-adjusted discount rate of 25% was used to discount projected cash flows.

DATACULTURE LTD.

     In August 1999, the Company purchased all of the outstanding capital stock of dataCulture Ltd., a private limited company incorporated under the laws of England. The total purchase price was L4.0 million, or the equivalent of approximately $6.4 million as of the acquisition date. The purchase price is payable L3.0 million at the closing of the acquisition and L1.0 million payable in 12 equal quarterly installments commencing December 31, 1999. The acquisition was accounted for as a purchase. Goodwill is amortized on a straight-line basis over the estimated useful life of approximately 10 years. The operating results of the dataCulture have been included in the accompanying consolidated financial statements from the date of acquisition.

LASERGATE SYSTEMS, INC.

     In June 1999, Tickets.com entered into a definitive agreement and plan of merger with Lasergate Systems, Inc., a Florida corporation. On the same day, the Company additionally entered into a stock purchase agreement with RBB Bank AG, the majority shareholder of Lasergate, to purchase all of the outstanding shares of Lasergate stock held by RBB. In June 1999 RBB sold the Company 5,700 shares of Lasergate preferred stock convertible into 24,818,217 shares of Lasergate common stock in exchange for 299,796 shares of Tickets.com common stock and $754,000. In December 1999, under the terms of the definitive agreement, the Company paid to the shareholders of record of Lasergate common stock, $0.10 per share for an aggregate amount of $1,704,000 for 15,299,428 shares of common stock and other closing fees. The acquisition is accounted for as a purchase and the results of operations of Lasergate are included in the Company's financials statements, as of the closing of the Merger in December 1999.

     Between June 1999 and December 1999, the Company made advances aggregating $2.3 million to Lasergate pursuant to various promissory notes. These loans were incorporated as an element of the purchase price upon the close of the acquisition.

     The following pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assume that the 1998 acquisition of ProTix and the 1999 acquisitions of Lasergate, dataCulture, TicketsLive and CA Tickets.com occurred as of January 1, 1998 (in thousands, except per share data):

                                                                1998        1999
                                                              --------    --------
Pro forma revenues..........................................  $ 51,991    $ 52,627
Pro forma net loss..........................................   (59,073)    (71,232)
Pro forma basic and diluted loss per share..................     (4.07)      (3.31)

                       TICKETS.COM, INC. AND SUBSIDIARIES

     In addition, the following pro forma consolidated results of operations for the year ended December 31, 1997 and 1998 assumes that the ProTix and BASS acquisitions occurred as of January 1, 1997 (in thousands, except per share data):

                                                               1997        1998
                                                              -------    --------
Pro forma revenues..........................................  $34,415    $ 35,612
Pro forma net loss..........................................   (9,595)    (36,526)
Pro forma basic and diluted loss per share..................    (1.73)      (6.03)

     The pro forma results include interest expense on debt issued to finance the purchases and amortization expense of intangible assets resulting from the purchases. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of January 1, 1997 and 1998, nor are they indicative of future consolidated results.

     The estimated fair value of assets acquired and the liabilities assumed as of the date of the acquisitions are summarized as follows (in thousands):

                                           1998                              1999
                                          -------   ------------------------------------------------------
                                          PROTIX    CA TICKETS.COM   TICKETSLIVE   DATACULTURE   LASERGATE
                                          -------   --------------   -----------   -----------   ---------
Fair value of identified assets
  acquired..............................  $ 3,307      $ 5,635         $ 3,825       $1,653       $   512
Liabilities assumed.....................   (2,108)      (7,212)         (4,867)        (439)       (4,184)
Goodwill at acquisition date............    4,711       39,502          25,242        5,258         7,327
Purchased in-process research &
  development...........................    1,600        3,540           1,800           --            --
                                          -------      -------         -------       ------       -------
         Total consideration............  $ 7,510      $41,465         $26,000       $6,472       $ 3,655
                                          =======      =======         =======       ======       =======

4.  EXTRAORDINARY ITEM

     In November 1999, the Company paid the balance of the outstanding debt with a senior lender ("the Bank"). A discount was recorded against the balance of the note based on the value of the warrants issued to the Bank on a periodic basis (see Note 11). The amount of the discount was being amortized on a monthly basis to interest expense. The amount of the discount that remained as of the date the outstanding debt was paid in full was $3,083,000, which was written off in full and reported as an extraordinary item for the quarter and year ended December 31, 1999.

5.  IMPAIRMENT OF LONG-LIVED ASSETS

     During the fourth quarter of 1998 the Company recorded a non-cash impairment charge of $17,026,149. During 1998, BASS was given notice of termination by four of its clients, its largest client giving notice during the fourth quarter of 1998. The loss of these clients prompted an assessment of the carrying value of the long-lived assets associated with the acquisition of BASS. Based upon this assessment, the Company determined that certain of the intangible assets resulting from the BASS acquisition met the test for impairment, principally goodwill and the noncompete agreements. Accordingly, the Company has reduced the carrying value of the related long-lived assets to their estimated fair value. The Company also reviewed the estimated lives of certain of the Company's long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets.

6.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for reporting operating segments of publicly held companies. This approach requires the Company to present segment information externally the same way

                       TICKETS.COM, INC. AND SUBSIDIARIES
management uses financial data internally to make operating decisions and assess performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The Company has two reportable segments: ticketing services and software services and other. The Company derives revenues and gross profits mainly from ticketing services and secondarily from software services and other. These products and services are provided throughout the United States and internationally to a similar customer base comprised mainly of stadiums, performing arts centers, museums and professional sports franchises.

     The Company provides ticketing services to its clients for the sale and distribution of the clients' tickets through the Company's and venues' web sites, telephone sales centers, retail outlets and interactive voice response system. In addition, the Company can also connect its software licensees to its web site whereby a licensee can sell its tickets on the Company's web site. Revenues from ticketing services are derived primarily from convenience fees and handling fees charged to the purchasers of the tickets.

     Software services revenue is comprised mainly of license fees and support fees for the use of the Company's ticketing software for the sale of tickets through a clients' box office. Software services revenue additionally includes revenue recognized in connection with the hardware, installation and training related to the use of the ticketing software. The Company generates software services revenue internationally.

     The Company has sales to external customers only. There have been no intersegment sales. The Company evaluates the performance of its operating segments and allocates resources based on gross profit and therefore, segment information has been provided at that level. Additionally, assets are not allocated to specific products and, accordingly cannot be reported by segment.

                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------------------------------
                                           TICKETING SERVICES    SOFTWARE SERVICES    OTHER      TOTAL
                                           ------------------    -----------------    ------    -------
                                                                  (IN THOUSANDS)
Revenues.................................       $ 9,686               $ 1,961         $   --    $11,647
Gross Profit.............................         1,984                 1,250             --      3,234

                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                           ------------------------------------------------------------
                                           TICKETING SERVICES    SOFTWARE SERVICES    OTHER      TOTAL
                                           ------------------    -----------------    ------    -------
Revenues.................................       $26,558               $ 2,982         $   --    $29,540
Gross Profit.............................         9,403                 1,431             --     10,834

                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                           ------------------------------------------------------------
                                           TICKETING SERVICES    SOFTWARE SERVICES    OTHER      TOTAL
                                           ------------------    -----------------    ------    -------
Revenues.................................       $27,819               $16,811         $1,287    $45,917
Gross Profit.............................         7,134                 7,943            740     15,817

     The following table outlines the revenues and long-lived assets for the year ended December 31, 1999 and as of December 31, 1999. Revenues and long-lived assets from foreign operations were significantly less than 10% in 1997 and 1998. Revenues are attributed to countries based on the location of the customer.

GEOGRAPHIC LOCATION                                           REVENUES    LONG-LIVED ASSETS
-------------------                                           --------    -----------------
                                                                     (IN THOUSANDS)
United States...............................................  $41,298         $113,054
Foreign countries...........................................    4,619              267
                                                              -------         --------
          Total.............................................  $45,917         $113,321
                                                              =======         ========

                       TICKETS.COM, INC. AND SUBSIDIARIES

7.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                       USEFUL LIVES     1998      1999
                                                       ------------    ------    -------
Computer equipment...................................    3 years       $7,714    $14,351
Furniture and fixtures...............................    3 years          990      2,549
Software.............................................    3 years           --      1,281
Leasehold improvements...............................  3 - 5 years        273        772
Vehicles.............................................    3 years           53        111
                                                                       ------    -------
                                                                        9,030     19,064
Less -- accumulated depreciation.....................                    (619)    (7,901)
                                                                       ------    -------
Property and equipment, net..........................                  $8,411    $11,163
                                                                       ======    =======

     Total depreciation and amortization expense was $483,000, $1,947,000 and $3,935,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                   USEFUL LIVES      1998        1999
                                                   -------------    -------    --------
Goodwill.........................................  10 - 25 years    $ 5,768    $ 68,249
Existing technology..............................     5 years         3,110      11,410
Customer relationships...........................    10 years           650       6,060
Tradenames.......................................    20 years         1,200       7,740
Assembled workforce..............................    10 years           169       2,337
Noncompete agreements............................     3 years           887         887
                                                                    -------    --------
                                                                     11,784      96,683
Less -- accumulated amortization.................                    (2,741)     (9,845)
                                                                    -------    --------
Goodwill and intangible assets, net..............                   $ 9,043    $ 86,838
                                                                    =======    ========

OTHER ASSETS

     Other assets consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                               1998      1999
                                                              ------    -------
Deposit for contingent consideration........................  $3,432    $    --
Deferred debt financing costs, net..........................     240        122
Prepaid advertising.........................................      --     13,400
Other.......................................................     791      1,798
                                                              ------    -------
Other assets................................................  $4,463    $15,320
                                                              ======    =======

                       TICKETS.COM, INC. AND SUBSIDIARIES

     Deposit for contingent consideration represented cash held in an escrow account to be used for payment to the former shareholders of BASS over a three-year period if BASS net revenues met certain defined minimum targets (see
Note 3).

     Prepaid advertising includes $6.7 million of advertising in connection with an operating agreement entered into with Excite@Home. In connection with Excite's investment in the Company in October and November 1999, the Company entered into an agreement to prepay $25.0 million of fees for content and distribution (see Note 10).

ACCOUNTS PAYABLE

     Accounts payable consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                               1998       1999
                                                              -------    -------
Accounts payable, clients...................................  $ 8,621    $ 6,854
Accounts payable, other.....................................    1,637     11,396
                                                              -------    -------
Accounts payable............................................  $10,258    $18,250
                                                              =======    =======

     Accounts payable, clients represents primarily contractual amounts due for tickets sold by the Company on behalf of the organizations that sponsor events.

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                               1998      1999
                                                              ------    ------
Payroll and payroll related.................................  $1,240    $2,242
Accrued interest............................................   1,232        31
Other.......................................................   2,790     3,085
                                                              ------    ------
Accrued liabilities.........................................  $5,262    $5,358
                                                              ======    ======

8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                               1998       1999
                                                              -------    -------
Senior secured notes with interest rates ranging from prime
  (8.50% at December 31, 1999) plus 1.0% to 12.0% fixed,
  maturing between October 1, 2003 and October 1, 2004, net
  of discount...............................................  $15,140    $    --
Convertible note payable to Hill International (successor to
  Hill A&E) at 8.0%, due and payable on May 31, 2001........    3,000         --
Note payable to PSF at an effective rate of 10.0%; maturing
  March 31, 2000............................................      500         --
November 8, 1999 upon the completion of the Subordinated
  BASS shareholder notes at prime (8.50% at December 31,
  1999) plus 1.5%, secured by certain assets of the Company,
  which matured upon the initial public offering............    5,996         --
Subordinated ProTix shareholder notes at prime (at December
  31, 1999) plus 1.0%, secured by certain assets of the
  Company, maturing October 16, 1999........................    1,297         --

                       TICKETS.COM, INC. AND SUBSIDIARIES

                                                               1998       1999
                                                              -------    -------
Obligations payable to former officers of BASS for
  noncompete agreements, bearing interest at 10.0%, secured
  by certain assets of the Company, due in equal quarterly
  installments beginning December 1997, maturing December
  2000......................................................      583        250
Various capital lease obligations bearing interest ranging
  from 8.7% to 29.0%, payable in monthly installments
  totaling approximately $101, maturing at various dates
  from June 1, 2000 to November 30, 2002....................    1,365      2,040
Various installment payment agreements in connection with
  the purchase of certain property and equipment, bearing
  interest ranging from 11.1% to 14.0%, payable in quarterly installments totaling $31 maturing at various dates from
  April 30, 1999 to September 30, 2000......................      199         89
Installment payment agreement in connection with directors'
  and officers' liability insurance, bearing an interest
  rate of 7.52%, payable monthly, maturing June 30, 2002....       --      1,853
                                                              -------    -------
                                                               28,080      4,232
Less -- current portion.....................................   (7,848)    (2,115)
                                                              -------    -------
                                                              $20,232    $ 2,117
                                                              =======    =======

     Annual maturities of long-term debt and capital lease obligations as of December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------
2000................................................  $2,026
2001................................................   1,533
2002................................................     556
2003................................................     117
                                                      ------
                                                      $4,232
                                                      ======

SENIOR SECURED NOTES

     The Company has a Credit Agreement with the Bank, which provides for two credit facilities aggregating $7.0 million, secured by certain assets of the Company. The Credit Agreement expires October 1, 2004. The credit facilities bear interest ranging from prime plus 1.0% to 12.0% fixed. The Credit Agreement includes financial covenants related to a minimum current ratio, interest coverage and fixed charge ratio, as defined, among others. As of December 31, 1998, the Company was not in compliance with certain of these financial covenants. On March 17, 1999 the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "First Amendment") with the Bank, which among other things, amended financial covenants and provided for a waiver of all instances of default under the provisions of the Credit Agreement. The First Amendment also required the pay down of $2.0 million of the Senior Secured Notes. In November 1999, subsequent to the Company's IPO, the Company paid off the outstanding balance to the Bank (see Note 4). As of December 31, 1999 the Company has available credit under the credit facilities totaling $7.0 million.

FORMER BASS SHAREHOLDERS

     Under the terms of the BASS acquisition, the Company entered into separate subordinated note agreements with each of the former shareholders of BASS, aggregating $5,996,000. These notes are subordinated to the Senior Secured Notes. The notes issued under the BASS purchase agreement are secured equally and ratably by a security interest in substantially all of the assets of the Company. The notes may be

                       TICKETS.COM, INC. AND SUBSIDIARIES
prepaid at the Company's option without penalty, and must be repaid upon the earlier of the closing of an IPO or September 26, 2002. In November 1999, subsequent to the Company's IPO, the Company paid in full all the notes to the former BASS shareholders.

9.  INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the years ended December 31, 1997, 1998 and 1999. Accordingly, the Company did not incur any federal income tax expense for those fiscal years other than the minimum required taxes for certain state and local jurisdictions. The Company is subject to minimum income taxes in various states for each corporate entity, which is reflected in the accompanying consolidated statements of operations.

     The significant components of the Company's net deferred tax asset as of December 31, 1998 and 1999 are as follows (in thousands):

                                                               1998        1999
                                                              -------    --------
Nondeductible reserves......................................  $   513    $    412
Net operating loss carryforwards............................    7,813      24,306
Other.......................................................    1,130       4,292
Valuation allowance.........................................   (9,456)    (29,010)
                                                              -------    --------
Deferred tax asset, net.....................................  $    --    $     --
                                                              =======    ========

     As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $71,089,000, which can be used to offset taxable income from operations through the year 2019. Additionally, the Company has net operating loss carryforwards for California income tax purposes of approximately $32,561,000, which can be used to offset taxable income from operations through the year 2004.

     Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 1999, we were subject to such limitations, in the amount of approximately $24,200,000 per year. The impact of any additional limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

     A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a full valuation allowance on the aforementioned deferred tax asset due to the uncertainty of realization.

                       TICKETS.COM, INC. AND SUBSIDIARIES

10.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space and equipment under various operating leases that expire at various dates through 2008. Total rent expense under these operating leases was approximately $625,000, $1,708,000 and $2,578,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Future minimum rentals on these operating leases are as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------
2000...............................................  $ 3,265
2001...............................................    2,581
2002...............................................    2,444
2003...............................................    2,321
2004...............................................    3,849
                                                     -------
                                                     $14,460
                                                     =======

OPERATING AGREEMENTS WITH EXCITE@HOME AND COX INTERACTIVE MEDIA.]

     In connection with its investment in Tickets.com, (see Note 11) Excite entered into a letter of intent with Tickets.com, and Cox Interactive Media entered into a content and distribution agreement with Tickets.com. Under these agreements, Tickets.com will integrate its event information and ticket purchasing capabilities on web sites of Excite and Cox Interactive Media and their affiliates. Pursuant to the letter of intent and in conjunction with the closing of the sale and issuance of the 6,111,114 shares of Series E Convertible Preferred Stock in October 1999, the Company paid Excite $25.0 million for content, advertising and distribution, and must pay other additional fees to Excite over a period of three years. The content and distribution agreement with Cox Interactive Media provides that Tickets.com will purchase a minimum of $13.5 million in advertising from Cox Interactive Media over a period of three years.

LITIGATION

     On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against the Company in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit the Company from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that the Company has engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit the Company from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. In response to the Company's Motion to Dismiss, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed on January 7, 2000, a First Amended Complaint which modified their previous allegations and added two claims alleging violations of the Lanham Act. The Company filed a Motion to Dismiss the Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a Motion for Preliminary Injunction seeking an order precluding the Company from, among other things, providing links to Ticketmaster pages. The Company has filed an opposition and the Court has scheduled a hearing to take place on April 17, 2000. If Ticketmaster Corporation and Ticketmaster Online-CitySearch successfully assert their claims against the Company, our web site could be severely impacted. Any injunction could, among other things, eliminate the Company's ability to directly refer consumers to tickets to events sold by Ticketmaster at Ticketmaster's web site. The Ticketmaster suit could result in limitations on how the Company implements its e-commerce strategy, delays and costs associated with

                       TICKETS.COM, INC. AND SUBSIDIARIES
redesigning the Company's web site and substantial payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of the Company's management's time and other resources.

TICKETING SERVICE AGREEMENTS

     The Company has entered into agreements with terms from one to five years with clients to provide ticketing services. The terms of certain agreements require the Company to make aggregate minimum annual payments or payments based on the number of tickets sold or both. Certain of these agreements require that the Company provide annual advertising allowances ranging from $5,000 to $25,000. In addition, certain agreements require the Company's commitment to purchase agreed-upon seating for events at certain facilities.

11.  STOCKHOLDERS' EQUITY (DEFICIT)

     On August 4, 1999 the Company amended and restated its certificate of incorporation increasing the total number of authorized common shares to 270 million and increasing the total number of authorized preferred shares to 90 million.

STOCK SPLIT

     In November 1999, the Company effected a 1-for-2.25 reverse stock split for all common shares, options and warrants. All references in the accompanying consolidated financial statements to the number of common shares, warrants and options to purchase common shares, and the per share data have been restated to reflect the effect of this action. Par value of all common shares was changed to $.000225 per share. The conversion rate to common of the preferred shares gives effect to the 1-for-2.25 split.

INITIAL PUBLIC OFFERING

     On November 8, 1999 the Company completed its initial public offering of its common stock $0.000225 par value per share for $12.50 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement Form S-1, that was declared effective on November 3, 1999. All 7,638,333 shares of common stock registered under the Registration Statement were sold. Of the shares sold, 444,444 were sold by a selling shareholder. Proceeds from the sale of those shares were not paid to the Company. The aggregate price of the offering registered and sold by the Company was $89,924,000. After deduction of underwriting fees and other offering costs, net proceeds to the Company were $80,896,000.

REDEEMABLE COMMON STOCK

     In connection with the Advantix and Fantastix acquisitions, the Company issued 481,068 and 400,000 shares of common stock subject to redemption, respectively (see Note 3). As redemption of the common stock was outside of the control of the Company prior to the IPO, the value attributable to such common stock in 1998 is presented outside of stockholders' equity. As of November 1999 and upon completion of the IPO, the redemption features were void and these shares were reclassified to equity as of December 31, 1999.

CONVERTIBLE PREFERRED STOCK

     From May 1996 to January 1997, the Company issued 8,440,002 shares of Series A convertible preferred stock in a private placement to various investors at $0.49 per share, for net proceeds after stock issuance costs of $4,091,000. From March 1997 to October 1997 the Company issued 9,499,874 shares of Series B convertible preferred stock in a private placement to various investors at $1.25 per share, for net proceeds after

                       TICKETS.COM, INC. AND SUBSIDIARIES
stock issuance costs of $11,156,000. In addition, in May 1998 the Company issued 11,597,114 shares of Series C convertible preferred stock in a private placement to various investors at $1.75 per share, for net proceeds after stock issuance costs of $19,990,000.

     On March 22, 1999 the Company issued 9,477,655 shares of Series D convertible preferred stock in a private placement with institutional investors at $2.25 per share for total proceeds net of issuance costs of $21,280,000. On May 17, 1999 the Company issued 3,855,680 shares of Series D convertible preferred stock in a private placement for $2.25 per share for total proceeds net of issuance costs of $8,670,000.

     The Series A, Series B, Series C and Series D convertible preferred stock had liquidation preferences, voting rights equivalent to, or for certain matters, superior to, common stock, and did not accrue dividends unless declared by the Company. At the option of the holder, each share of the Series A, Series B, Series C and Series D convertible preferred stock could be converted into
 .4444 of a share of common stock based on the 2.25 reverse split of the Company's common stock. Such conversion was automatic upon the IPO. The conversion rate is subject to adjustment under certain circumstances pursuant to antidilution provisions. No dividends have been declared on convertible preferred stock through December 31, 1999.

     In August 1999, the Company issued and sold 3,333,332 shares of Series E convertible preferred stock to Excite, Inc. ("Excite") and Cox Interactive Media, Inc. ("Cox Interactive Media") for an aggregate purchase price of $30.0 million or $9.00 per share, pursuant to a stock purchase agreement. In October 1999 Excite and Cox Interactive Media purchased 6,111,114 additional shares of the Company's Series E convertible preferred stock for an aggregate purchase price of $55.0 million or $9.00 per share. The Series E convertible preferred stock has a liquidation preference, voting rights equivalent to or for certain matters, superior to, common stock, and does not accrue dividends unless declared by the Company. Based on a 1-for-2.25 reverse split of the Company's common stock and the Company's IPO price of $12.50 per share, each share of Series E convertible preferred stock was converted into .72 of a share of common stock.

     As of the closing of the IPO, all shares of preferred stock were converted into 29,613,770 shares of common stock.

COMMON STOCK WARRANTS

     In connection with the Senior secured notes (see Note 8), the Company issued warrants to the Bank to purchase 177,778 shares of the Company's common stock at an exercise price of $0.0225 per share. The warrants were subject to certain antidilution provisions and, as a result of such provisions, such warrants totaled 334,588 and 615,220 as of December 31, 1998 and 1999, respectively. The warrants expire eight years from the date of issuance or as of the closing of an IPO, whichever is earlier. In November, 1999 concurrent with the completion of the Company's IPO, the Bank notified the Company their intent to exercise the warrants subject to the approval by both parties of the calculation of the number of shares to be issued. On January 21, 2000 the Bank 614,426 shares stock. Under the terms of the warrants, the Bank is entitled to receive warrants for the purchase of shares of common stock equivalent to 1.19725% of the outstanding common stock of the Company, as defined, which includes securities convertible into common stock and common stock equivalents. As a result of this provision, the Company was be required to issue additional warrants to the Bank concurrent with any future issuances of common stock, securities convertible into common stock, or common stock equivalents, subject to certain exceptions as provided in the warrants. The warrants were also subject to an adjustment by an additional 0.23945% of the outstanding common stock of the Company, as defined, on each anniversary date of the warrant through September 26, 2000 if the Company had not yet completed an IPO, and are subject to a put option, whereby the Company would be required to repurchase the warrants, or the related common stock should the warrants be exercised, at a price of $11.25 per share. The put option was exercisable by the Bank beginning on the sixth anniversary of the Agreement, and expires on the eighth anniversary of the Agreement or as of an IPO, whichever is earlier. The warrants were initially recorded at fair value, and the Company provides for accretion of the warrants to the

                       TICKETS.COM, INC. AND SUBSIDIARIES
repurchase price through a periodic charge to retained earnings. The issuance of the warrants in conjunction with the incurrence of the debt resulted in the allocation of approximately $424,000 and $917,000 of value to the warrants and a corresponding discount on the debt, as of December 31, 1997, 1998 and 1999, respectively, which was to be amortized over the life of the related debt. In November 1999, in conjunction with the early repayment of the Senior Secured Notes, the remaining unamortized discount was written off and recorded as an extraordinary item (see Note 4).

     In connection with the acquisition of BASS, the Company issued warrants to purchase 1,332,423 shares of the Company's common stock to the sellers of BASS at an exercise price of $4.50 per share. The estimated fair value attributable to the warrants was included in the purchase price calculation for BASS. The warrants are fully vested, and all warrants were exercised upon the close of the Company's IPO.

     In connection with the acquisition of ProTix, the Company issued warrants to purchase 637,964 shares of common stock to the sellers of ProTix at an exercise price of $0.0225 per share. The Company entered into an amendment subsequent to December 31, 1998, whereby 478,477 warrants were vested and the remaining 159,487 warrants were cancelled. The warrants were recorded at fair market value of the underlying common stock at the time of vesting of $4.50 per share for a total value of $2,150,000. The value of the warrants was recorded as additional purchase price related to the acquisition of ProTix.

     In May 1999, the Company entered into an agreement with a significant shareholder, whereby the shareholder agreed to purchase up to an aggregate of 5,333,334 shares of convertible preferred stock for an aggregate purchase price of $12.0 million, under certain conditions. The shares would only be purchased in the event that the Company requires additional capital to satisfy and discharge its obligations as they become due. The agreement expired upon the IPO. Pursuant to the agreement, the Company issued to the shareholder a warrant for the purchase of up to 222,222 shares of common stock at an exercise price of $5.06 per share, with a term of 10 years.

COMMON STOCK WARRANTS AND OPTIONS FOR SERVICES

     In September and October 1999 the Company entered into various agreements with entertainment organizations and entertainers to provide the Company with tickets for sale on its web site. In connection with these arrangements, the Company issued 332,778 warrants to purchase its common stock at $2.25 per share. The warrants are fully vested and are first exercisable one year after date of issue.

     In October 1999 we issued options to purchase 167,333 shares of common stock at an exercise price of $2.25 per share to various consultants in the live entertainment industry. The options were issued in connection with their services to promote our web site and assist in providing access to additional tickets for sale on our web site. The options were fully vested and exercisable at the date of issuance.

     In connection with these options and warrants, we recorded noncash consulting expense of $3,948,000 in 1999.

12.  EMPLOYEE BENEFIT PLANS

     In October 1996, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan authorized the issuance of up to 1,333,333 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100 percent of the fair market value of the Company's common stock at the date of grant.

     Options to acquire an aggregate of 1,035,778 shares of common stock under the 1996 Plan at an exercise price of $.90 per share were granted to employees during the period from October 1996 through August 1997. The options generally vest quarterly over a four-year period and have a term of 10 years.

                       TICKETS.COM, INC. AND SUBSIDIARIES

     In September 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorized the issuance of up to 1,333,256 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100% of the fair market value of the Company's common stock at the date of grant.

     Options to acquire an aggregate of 1,333,333 shares of common stock under the 1997 Plan at an exercise price of $2.25 per share were granted to employees during the period from October 1997 through June 1998. The options generally vest quarterly over a four-year period and have a term of 10 years.

     In September 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan authorized the issuance of up to 4,395,280 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100% of the fair market value of the Company's common stock at the date of grant.

     Options to acquire an aggregate of 2,155,622 shares of common stock under the 1998 plan at an exercise price of $3.38 per share were granted to employees during the period from July 1998 through December 1998. The options generally vest quarterly over a four-year period and have a term of 10 years.

     In September 1998, in connection with the approval of the 1998 Plan, the reserve of 1,333,333 shares authorized for issuance under the 1997 Plan, together with all outstanding options under the 1997 Plan, were transferred to the 1998 Plan and the 1997 Plan was terminated.

     In May 1999, the Board of Directors approved the 1999 Stock Incentive Plan. The 1999 plan authorized the issuance of up to 10,506,313 shares of common stock to various employees. The exercise price is determined by the Compensation Committee of the Board of Directors and may not be less than 100% of the fair market value of the Company's common stock at the date of grant.

     Options to acquire an aggregate of 5,361,961 shares of common stock under the 1999 plan at an exercise price ranging from $4.50 to $19.635 were granted to employees during the period from April through December. The options generally vest quarterly over a four-year period and have a term of 10 years.

     In May 1999, in connection with the approval of the 1999 plan, a reserve of 10,506,313 was established which consists of the number of shares estimated to be carried over from the Special Executive Stock Option Plan, 1998 plan, 1997 plan, 1996 plan and director's plan plus an additional increase of approximately 1,066,667 shares. The share reserve under the 1999 Stock Incentive Plan will automatically increase on the first trading day in January each year, beginning with calendar year 2000, by an amount equal to 3.5% of the total number of shares of common stock outstanding on the last trading day of December in the prior year, but in no event will this annual increase exceed 2,222,222 shares. In addition, no participant in the 1999 Stock Incentive Plan may be granted stock options or direct stock issuances for more than 444,444 shares of common stock in any calendar year.

                       TICKETS.COM, INC. AND SUBSIDIARIES

     Stock option activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                           NUMBER OF       WEIGHTED-AVERAGE
                                                            OPTIONS         EXERCISE PRICE
                                                         --------------    ----------------
                                                         (IN THOUSANDS)
Outstanding as of December 31, 1996....................         888             $ .90
  Granted..............................................       1,406              2.12
  Exercised............................................         (14)              .90
  Cancelled or expired.................................         (95)              .90
                                                             ------             -----
Outstanding as of December 31, 1997....................       2,185              1.69
  Granted..............................................       2,412              3.20
  Exercised............................................         (14)              .92
  Cancelled or expired.................................         (58)             1.76
                                                             ------             -----
Outstanding as of December 31, 1998....................       4,525              2.48
  Granted..............................................       5,412              9.23
Grants assumed in purchase of CA Tickets.com...........       1,507              0.59
Grants assumed in purchase of TicketsLive..............         580              1.28
  Exercised............................................      (1,307)             0.36
  Cancelled or expired.................................      (1,140)             7.55
                                                             ------             -----
Outstanding as of December 31, 1999....................       9,577              5.56
Options exercisable as of December 31, 1999............       3,334              2.82
                                                             ======             =====

     For pro forma purposes under SFAS 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted prior to 1999 which would have vested prior to the Company's IPO date weighted average assumptions used are: a dividend yield of 0.0%; expected volatility of 0.0%; risk-free rate of 6.40% for 1997 and 6.23% for 1998 and expected lives of five years. Because the Company completed an IPO in 1999, the weighted average assumptions used in the Black Scholes options pricing model were modified on a prospective basis. The Company has not and does not intend to pay dividends, therefore the dividend yield remained at 0.0%. Since the Company is now public a volatility rate was now used in the model. Because the Company has been public only a short time, volatility was calculated using a similar company in the same industry. The calculated volatility rate used was 83.9%. Employee behavior is expected to change dramatically now that the shares owned by employees are available to trade on the open market. Therefore, the Company modified the assumption used in the model for options issued in 1999 to a cliff vesting approach with holding periods from 6 months to 2 years.

     The pro forma effect of adopting the measurement principles prescribed under SFAS No. 123 for the years ended December 31, 1997, 1998 and 1999 is as follows (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1997        1998        1999
                                                      -------    --------    --------
Pro forma net loss..................................  $(6,189)   $(35,568)   $(72,748)
Pro forma basic and diluted EPS.....................    (1.19)      (6.20)      (3.87)

     Pro forma results of operations costs may not be representative of that to be expected in future years.

1999 EMPLOYEE STOCK PURCHASE PLAN

     The 1999 Employee Stock Purchase Plan was approved by stockholders in October 1999 and became effective on November 3, 1999. The plan is designed to allow eligible employees (and eligible employees of

                       TICKETS.COM, INC. AND SUBSIDIARIES
our subsidiaries) to purchase shares of common stock at semi-annual intervals, with their accumulated payroll deductions.

     Initially, 666,667 shares of our common stock have been reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000 by an amount equal to 1.0% of the total outstanding shares of our common stock on the last trading day in December of the prior year. In no event will the annual increase exceed 666,667 shares.

     Employees who work more than 20 hours per week for more than five calendar months per year are eligible. The plan consists of a series of 2-year offering periods. Purchases occur on the last business day of January and July. Eligible employees may enter the offering at the commencement of any new 6-month purchase period.

     A participant may contribute up to 10% of cash earnings through payroll deductions. The price paid is equal to 85% of the fair value per share on the participant's entry date into the offering period or, if lower, 85% of the fair market value on the purchase date. On any purchase date, the maximum shares which may be purchased by an employee is 533 shares and no more than 266,667 shares may be purchased in total by all participants. The plan terminates no later than the last business day of July 2009.

401(k) PLAN

     The Company maintains a defined contribution benefit plan (the "401(k) Plan") covering substantially all of its employees. Company contributions to the 401(k) Plan are voluntary and at the discretion of the Company. There were no matching Company contributions for each of the three years in the period ended December 31, 1997, 1998 and 1999.

13.  SUBSEQUENT EVENTS

FIRST CALL INTERNATIONAL, LTD. (UNAUDITED)

     In February 2000, the Company signed a letter of intent to combine operations with First Call International, Ltd., a privately held ticketing services and software provider based in the United Kingdom. Under the terms of the letter of intent, the Company will commence a public offering registered with the Securities and Exchange Commission to exchange between 7.6 million and
9.3 million shares of Tickets.com's common stock for all of First Call's outstanding capital stock. Under the letter of intent, the Company's common stock issued in the transaction will be valued at the average closing price over a 30-day period prior to the effective date of the registration statement relating to the offer.

     In addition to standard closing conditions, the exchange offer is subject to the negotiation and execution of a definitive agreement providing for the transaction, and the subsequent acceptance of the exchange offer by holders of First Call shares. We anticipate that the acquisition would be accounted for under the purchase method of accounting.

TICKETMASTER LITIGATION

     On March 27, 2000 the Court dismissed four of the six claims in the Amended Complaint. Ticketmaster has ten days from such date in which to file a Second Amended Complaint.

ASCOTT GROUP, INC. LITIGATION

     On February 28,2000 the Company was served with a complaint filed by Ascott Group, Inc., in the Superior Court of the State of California, County of San Diego, alleging, among other things, that it wrongfully refused to transfer shares of Tickets.com Common Stock to the plaintiff pursuant to a stock purchase agreement between the plaintiff and certain of our shareholders. The complaint seeks actual

                       TICKETS.COM, INC. AND SUBSIDIARIES
damages in the amount of $7.5 million as well as exemplary damages. Management believes the suit to be without merit and intends to vigorously defend the complaint. The Company has not yet determined the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.

14.  QUARTERLY INFORMATION FOR 1998 AND 1999

                                                                         1999
                                                ------------------------------------------------------
                                                MARCH 31,    JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                ---------   -----------   -------------   ------------
                                                                     (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................   $ 6,578    $    12,700     $ 13,808        $ 12,831
Cost of services..............................     4,475          8,067        8,730           8,828
                                                 -------    -----------     --------        --------
Gross profit..................................     2,103          4,633        5,078           4,003
Operating expenses............................     7,344         21,260       19,717          30,098
                                                 -------    -----------     --------        --------
Loss from operations..........................    (5,241)       (16,627)     (14,639)        (26,095)
Other expenses(b).............................       805            660          181            (731)
                                                 -------    -----------     --------        --------
Net loss before extraordinary item............    (6,046)       (17,287)     (14,820)        (25,364)
Extraordinary item(c).........................        --             --           --          (3,083)
                                                 -------    -----------     --------        --------
Net loss......................................   $(6,046)   $   (17,287)    $(14,820)       $(28,447)
                                                 =======    ===========     ========        ========
Basic and diluted net loss per share before
  extraordinary item..........................   $  (.95)   $     (1.52)    $   (.96)       $   (.63)
Basic and diluted net loss per share from
  extraordinary item..........................        --             --           --            (.08)
Basic and diluted net loss per share..........   $  (.95)   $     (1.52)    $   (.96)       $   (.71)
Weighted average common shares outstanding....     6,333         11,357       15,413          40,045

                                                                         1998
                                                -------------------------------------------------------
                                                MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                ---------   ------------   -------------   ------------
                                                                      (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................   $ 6,053      $ 7,821         $ 8,252        $  7,414
Cost of services..............................     3,333        5,123           4,897           5,353
                                                 -------      -------         -------        --------
Gross profit (loss)...........................     2,720        2,698           3,355           2,061
Operating expenses............................     4,735        5,419           6,393          27,121
                                                 -------      -------         -------        --------
Loss from operations..........................    (2,015)      (2,721)         (3,038)        (25,060)
Other expenses(b).............................       603          532             403             489
                                                 -------      -------         -------        --------
Net loss......................................    (2,618)      (3,253)         (3,441)        (25,549)
Basic and diluted net loss per share..........   $  (.50)     $  (.55)        $  (.58)       $  (4.25)
Weighted average common shares outstanding....     5,199        5,917           5,969           6,013

----------------
(a) Includes historical financial data for Bay Area Seating Service, ProTix, California Tickets.com, TicketsLive, dataCulture and Lasergate from the dates of acquisition.

(b) Other expenses include principally interest expense, net of interest income, and to a lesser degree, minority interest and provision for income taxes.

(c) The extraordinary item reflects the non cash interest expense recorded related to the write off of note discount in connection with the early retirement of approximately $14.1 million in long-term debt.

                               TICKETS.COM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                             DECEMBER 31, 1998     DECEMBER 31, 1999
                                                             ------------------    ------------------
Allowance for doubtful accounts............................     $   (284,343)         $   (512,764)
  Beginning Balance........................................               --                    --
Additions..................................................               --                    --
  Charged to costs and expenses............................          (32,931)             (149,854)
  Charged to other accounts................................          (12,915)              (17,331)
  Deductions/write-offs....................................           75,067               241,091
                                                                ------------          ------------
Ending Balance.............................................     $   (255,122)         $   (438,858)
                                                                ============          ============

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    3.1      Amended and Restated Certificate of Incorporation of the
             Company (previously filed as Exhibit 3.3 to the Company's
             Registration Statement on Form S-1 declared effective
             November 3, 1999 (File No. 333-79709) and incorporated by
             reference herein)
    3.2      Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.4 to the Company's Registration Statement on
             Form S-1 declared effective November 3, 1999 (File No.
             333-79709) and incorporated by reference herein)
    4.1*     Specimen certificate representing shares of common stock of the Company
    10.1*    Form of Indemnification Agreement between the Company and
             each of Howard L. Morgan, Janice L. Richter, James A.
             Caccavo, Peter Chernin, John M. Markovich, W. Thomas Gimple,
             Mardan M. Afrasiabi, Nicholas Sinacori, William E. Ford,
             Thomas Pascoe and Michael R. Rodriguez
    10.2*    1999 Stock Incentive Plan, together with form of Stock
             Option Agreement (and related Notice of Exercise of Option),
             Stock Issuance Agreement and Notice of Grant of Option
    10.3*    1999 Employee Stock Purchase Plan
    10.4*    1998 Stock Incentive Plan, together with form of Stock
             Option Agreement, Stock Purchase Agreement and Stock
             Issuance Agreement
    10.5*    1997 Stock Option Plan (California and Other Employees),
             together with form of Nonstatutory Stock Option Agreement
             (and related Notice of Exercise of Nonstatutory Stock
             Option), Incentive Stock Option Agreement (and related
             Notice of Exercise of Incentive Stock Option), Stock
             Purchase Agreement and Stock Issuance Agreement
    10.6*    1997 Non-Employee Director's Option Plan, together with form of Stock Option Agreement
    10.7*    1996 Stock Option Plan, together with form of Nonstatutory
             Stock Option Agreement (and related Notice of Exercise of
             Nonstatutory Stock Option), Incentive Stock Option Agreement
             (and related Notice of Exercise of Incentive Stock Option),
             Stock Purchase Agreement and Stock Issuance Agreement
    10.8*    Fourth Amended and Restated Investor Rights Agreement among the Company and the stockholders named therein, dated May
             17, 1999
    10.8.1*  Fifth Amended and Restated Investor Rights Agreement among the Company and the stockholders named therein, dated August
             4, 1999.
    10.9*    Agreement dated as of May 21, 1999 between the Company and
             Karen S. Goetz
    10.10*   Agreement and Plan of Merger and Reorganization by and among the Company, Advantix Acquisition Corp., Tickets.com, Inc.
             (n/k/a California Tickets.com, Inc.) and certain of its
             stockholders dated as of January 26, 1999
    10.11*   Agreement and Plan of Merger and Reorganization by and among the Company, Advantix Acquisition II Corp., TicketsLive
             Corporation, and certain of its stockholders dated as of
             March 18, 1999
    10.12*   Stock Purchase Agreement by and among the Company, ProTix,
             Inc. and certain of its shareholders effective as of October
             16, 1998
    10.13*+  Stock Purchase Agreement by and among the Company, Bay Area
             Seating Service, Inc. and certain of its shareholders
             effective as of September 18, 1997
    10.14*   Agreement by and between the Company and RBB Bank AG dated as of January 24, 1999, as amended
    10.15*   Employment Agreement between W. Thomas Gimple and the
             Company effective as of April 29, 1999

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.16*   Employment Agreement between John M. Markovich and the
             Company effective as of April 29, 1999
    10.17*   Employment Agreement between Thomas R. Pascoe and the
             Company effective as of April 29, 1999
    10.18*   Employment Agreement between James A. Caccavo and the
             Company effective as of May 17, 1999
    10.19*   Employment Agreement between Karen S. Goetz and the Company dated as of April 21, 1999
    10.20*+  Commercial Application Partner Agreement by and between the
             Company, Advantix (Ohio), Inc., Bay Area Seating Service,
             Inc. and Sybase, Inc. dated as of April 6, 1998
    10.21*+  Merchant Agreement dated as of March 1, 1999 by and between
             GeoCities and the Company
    10.22*+  Sponsorship Agreement by and between the Company and
             MP3.com., Inc. dated February 17, 1999
    10.23*+  Agreement dated as of November 1, 1998, by and between
             International Merchandising Corporation and the Company, as
             amended
    10.24    Reserved
    10.25*   Lease Agreement between Sierra Pacific Properties, Inc. and
             Bay Area Seating Service, Inc. dated December 29, 1989, and amendments thereto
    10.26*   Lease Agreement by and between ProTix, Inc. and Guinea Road
             Associates dated January 30, 1995
    10.27*   Lease Agreement by and between Advantix (Ohio), Inc. and
             Playhouse Square Foundation dated October 1, 1997
    10.28*+  Channel Partner Agreement dated as of April 20, 1999 by and between Sitematic Corporation and the Company
    10.29*   Lease Agreement between the Company and AGL Investments No.
             5 Limited Partnership dated July 23, 1999.
    10.30*+  Content and Distribution Agreement between the Company and
             Cox Interactive Media, Inc. dated as of August 4, 1999
    10.31*+  RealName Address Prefix Agreement by and between the Company and Centraal Corporation (n/k/a RealNames Corporation) dated as of July 23, 1999
    10.32*+  Letter of Intent between the Company and Excite@Home dated as of August 4, 1999
    10.33*   Amendment to Excite@Home Tickets.com Letter of Intent by and
             between the Company and Excite, Inc. dated as of September
             20, 1999
    10.34*   Separation Agreement dated as of August 9, 1999 by and
             between the Company and James A. Caccavo
    10.35*   Special Executive Stock Option Plan
    10.36*   Employment Agreement dated as of October 1, 1998 by and
             between the Company and Andrew Dolich
    10.37*   Agreement and Plan of Merger by and among the Company,
             Advantix Acquisition Corp. and Lasergate Systems, Inc. dated as of June 21, 1999
    10.38*   Letter Agreement dated as of May 28, 1999 between the
             Company and General Atlantic Partners
    10.39*   Warrant Issuance Agreement dated as of August 5, 1999 by and among the Company and the persons named therein

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.40*   Agreement dated January 24, 1999 by and between the Company and RBB Bank, AG, as amended June 21, 1999
    21.1*    List of Subsidiaries
    23.1     Consent of Arthur Andersen LLP
    27.1     Financial Data Schedule

---------------
* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709) under the same exhibit number, and is incorporated by reference herein.

+ Confidential treatment has been granted by the Securities and Exchange
  Commission with respect to portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.