Form 10-Q
period 2000-03-31
TICKETS COM INC
filed 2000-05-15
CIK 1038083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

                          ----------------------------

                        Commission File Number 000-21949

                                TICKETS.COM, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                    06-1424841
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

          555 Anton Boulevard, 12th Floor, Costa Mesa, California 92626 (Address of principal executive offices, including zip code)

       (Registrant's telephone number, including area code) (714) 327-5400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2000, there were 58,237,237 shares of the Registrant's Common Stock, par value $0.000225 per share, outstanding.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                        ----------  -----------
                                                           2000         1999
                                                        ---------   -----------
                                                       (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents ........................ $  73,198     $  94,173
     Accounts receivables, net of allowances of
       $476 and $439 ..................................     7,829         7,780
     Prepaid expenses and other current assets ........    17,093        20,506
                                                        ---------     ---------
         Total current assets .........................    98,120       122,459
                                                        ---------     ---------
Property and equipment, net ...........................    13,634        11,163
Goodwill and intangible assets, net ...................    84,186        86,838
Other assets ..........................................    18,101        15,320
                                                        ---------     ---------
     Total assets ..................................... $ 214,041     $ 235,780
                                                        =========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................. $  18,358     $  18,250
     Accrued liabilities ..............................     5,728         5,358
     Current portion of long-term debt
       and capital lease obligations ..................     1,953         2,115
     Deferred revenue and other
       current liabilities ............................     3,309         4,418
                                                        ---------     ---------
         Total current liabilities ....................    29,348        30,141
                                                        ---------     ---------
Long-term debt and capital lease
  obligations, net of current portion .................     1,743         2,117
Other liabilities .....................................     2,103         2,128
Minority interest .....................................       287           317
Stockholders' equity:
     Common stock, $.000225 par value; 270,000
       shares authorized; 58,010 and 57,082 shares
       issued and outstanding, respectively............        13            13
     Additional paid-in capital .......................   318,474       317,378
     Deferred compensation ............................      (322)         (350)
     Accumulated deficit ..............................  (137,584)     (115,944)
     Cumulative other comprehensive loss ..............       (21)          (20)
                                                        ---------     ---------
         Total stockholders' equity ...................   180,560       201,077
                                                        ---------     ---------
     Total liabilities and stockholders' equity ....... $ 214,041     $ 235,780
                                                        =========     =========

The accompanying notes are an integral part of these consolidated balance sheets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                        2000              1999
                                                      --------          --------
Revenues:
     Ticketing services .....................         $  8,181          $  5,070
     Software services and other ............            5,891             1,508
                                                      --------          --------
         Total revenues .....................           14,072             6,578
                                                      --------          --------
Cost of services:
     Ticketing services .....................            7,261             3,725
     Software services and other ............            3,143               750
                                                      --------          --------
         Total cost of services .............           10,404             4,475
                                                      --------          --------
Gross profit ................................            3,668             2,103
                                                      --------          --------
Operating expenses:
     Sales and marketing ....................           12,436             2,919
     Technology development .................            4,735             1,813
     General and administrative .............            6,713             2,244
     Amortization of goodwill and intangibles            2,408               369
                                                      --------          --------
         Total operating expenses ...........           26,292             7,345
                                                      --------          --------
Loss from operations ........................          (22,624)           (5,242)
                                                      --------          --------
     Other (income) expense .................             (985)              791
     Minority interest ......................              (29)               11
                                                      --------          --------
         Total other (income) expense .......           (1,014)              802
                                                      --------          --------

Loss before provision for income taxes ......          (21,610)           (6,044)
     Provision for income taxes .............               26                 3
                                                      --------          --------
Net loss ....................................         $(21,636)         $ (6,047)
                                                      ========          ========
Basic and diluted net loss per share ........         $  (0.37)         $  (0.95)
                                                      ========          ========
Weighted average common shares outstanding ..           57,720             6,333
                                                      ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................   $(21,636)    $ (6,047)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation ........................................      1,391          808
  Amortization of goodwill and intangibles ............      2,408          369
  Noncash interest expenses ...........................         --          100
  Noncash marketing expense (1) .......................      1,534           --
  Noncash compensation expense ........................         29           --
  Minority interest ...................................        (29)          11

Changes in operating assets and liabilities:
  Accounts receivable .................................        (49)         (23)
  Notes receivable from affiliates ....................         --       (4,700)
  Prepaid expenses and other assets ...................       (130)        (219)
  Accounts payable ....................................        129          682
  Accrued liabilities .................................        370         (327)
  Deferred revenue and other liabilities ..............     (1,041)         270
                                                          --------     --------
     Net cash used in operating activities ............    (17,024)      (9,076)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ...................     (3,145)        (233)
Equity investments in strategic partners ..............     (1,500)          --
Increase in restricted cash ...........................         (7)          --
                                                          --------     --------
     Net cash used in investing activities ............     (4,652)        (233)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt ..................       (539)      (2,467)
Net proceeds from issuance of preferred stock .........         --       21,279
Proceeds from issuance of common stock ................      1,240           15
                                                          --------     --------
     Net cash provided by financing activities ........        701       18,827
                                                          --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...    (20,975)       9,518
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........     94,173       11,956
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $ 73,198     $ 21,474
                                                          ========     ========

                       TICKETS.COM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------------
                                                                                          2000                 1999
                                                                                   ---------------      ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Interest paid.........................................................        $            82      $         1,327
                                                                                   ===============      ===============
     Income taxes paid.....................................................                     26                    3
                                                                                   ===============      ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
     Accretion on redeemable common stock and warrants.....................        $           --       $           126
                                                                                   ===============      ===============

(1) Non-cash marketing expenses represent marketing expenses prepaid in 1999 to Excite@Home and certain affiliates for advertising, promotional and related products and services to be provided over a three-year period. The total prepaid amount was $25 million and is expected to be used through December 2002.

The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       DESCRIPTION OF BUSINESS

         Tickets.com, Inc. (formerly, Advantix, Inc.) and its wholly-owned subsidiaries Bay Area Seating Service, Inc. ("BASS"), ProTix, Inc. ("ProTix"), TicketsLive Corporation ("TicketsLive"), dataCulture, Ltd. ("dataCulture") and Lasergate Systems, Inc. ("Lasergate"), collectively ("we", "us" or "Tickets.com"), is a leading provider of entertainment ticket sales, event information, and related products and services. We sell tickets and provide these services through the Internet, telephone sales centers, interactive voice response systems, and retail outlets. We provide automated ticketing solutions to entertainment organizations such as stadiums, performing arts centers, museums and professional sports franchises. The www.tickets.com web site enables consumers to obtain information on entertainment organizations and sports and entertainment events and performances, purchase tickets from multiple sources and shop for related products. We also develop, license and support proprietary ticketing software.

         We were originally organized as The Entertainment Express, Inc. under the laws of the State of Delaware on January 25, 1995. The Company commenced operations in May 1996 with the acquisition of Hill Arts and Entertainment Systems, Inc. which had developed a proprietary ticketing software system utilized primarily by performing arts centers, theater groups and regional ticketing service providers. In December 1996, we acquired the call center and ticketing operations of an Ohio-based performing arts center and ticketing services provider, at which time we changed our name to Advantix, Inc. In August 1997, we acquired the assets of Fantastix Ticketing Company, LLC, a regional ticketing services provider located in Buffalo, New York, and in September 1997 the Company completed the acquisition of all of the outstanding stock of BASS, a ticketing services provider in Northern California and Nevada. In October 1998, we acquired all the outstanding common stock of ProTix, a ticketing services provider and ticketing software developer based in Madison, Wisconsin. In April 1999, we acquired all the outstanding capital stock of California Tickets.com, Inc. ("CA Tickets.com"), a web-based ticketing service provider, and TicketsLive, a ticketing software developer based in Syracuse, New York. We then changed our name to Tickets.com, Inc. These acquisitions were followed by the purchase, in August 1999, of all the outstanding common stock of dataCulture, a ticketing software developer located in the United Kingdom and in December 1999, we completed our acquisition of all the outstanding stock of Lasergate, a ticketing software developer located in Clearwater, Florida.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the disclosure of revenues at gross compared to net presentations as well as financial statements and Management's Discussion & Analysis (MD&A) disclosures related to revenue recognition practices. We will adopt the provisions of SAB No. 101 in the second quarter of this year. We have not yet determined the impact, if any, SAB No. 101 will have on our revenue and related costs of services. We believe SAB No. 101 will not have a material impact on our results of operations, cash flows or financial position.

3.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with the United States' generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by the United States' generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Tickets.com's Annual Report on Form 10-K for the year ended December 31, 1999.

4.       USE OF ESTIMATES

         The preparation of financial statements in conformity with the United States' generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in Tickets.com's earnings. Potentially dilutive securities are excluded from our calculation of diluted loss per share since their inclusion would be antidilutive.

6.       ACQUISITIONS

         During 1999, we completed several business acquisitions. The following unaudited pro forma information discloses the net sales and net income as if the material combinations took place at the beginning of 1999 (amounts in thousands):

             For the three months ended March 31, 1999
                           (unaudited)                            Other
         --------------------------------------------------      --------
         Total revenues....................................      $  9,542
         Net loss..........................................      $(12,382)
         Basic and diluted net loss per share..............      $  (0.87)

7.       LITIGATION

         On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. In response to the Company's Motion to Dismiss, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed on January 7, 2000, a First Amended Complaint which modified their previous allegations and added two claims alleging violations of the Lanham Act. The Company filed a Motion to Dismiss the Amended Complaint. In response to the Motion, the Court on March 27, 2000, dismissed four claims for misappropriation, trespass, breach of contract, and unjust enrichment, with leave to amend. Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a Second Amended Complaint on April 21, 2000, reasserting their claims for trespass and breach of contract. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a Motion for Preliminary Injunction seeking an order precluding the Company from, among other things, providing links to Ticketmaster pages. The Company has filed an opposition and the Court has scheduled a hearing to take place on June 5, 2000. If Ticketmaster Corporation and Ticketmaster Online-CitySearch successfully assert their claims against us, our web site could be severely impacted. Any injunction could, among other things, eliminate our ability to directly refer consumers to tickets to events sold by Ticketmaster at Ticketmaster's web site. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with redesigning our web site and substantial payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources.

         On February 28, 2000 we were served with a complaint filed by Ascott Group, Inc., in the Superior Court of the State of California, County of San Diego, alleging, among other things, that we wrongfully refused to transfer shares of Tickets.com Common Stock to the plaintiff pursuant to a stock purchase agreement between the plaintiff and certain of our shareholders. The complaint sought actual damages in the amount of $7.5 million as well as exemplary damages. The entire action was dismissed by the plaintiff on April 14, 2000.

8.       STOCKHOLDERS' EQUITY

         In 1997, we entered into an agreement with our Senior lender to issue a warrant for the purchase of our common stock at $0.0225 per share. In accordance with the agreement, a warrant to purchase 177,778 shares was issued. The warrant was subject to certain antidilution provisions and as a result of this provision 436,648 additional shares became issuable over the term of the agreement. In 1999, the Senior lender sold its warrant to a third party. In November 1999, concurrent with the completion of our initial public offering ("IPO"), the holder of the warrant notified us of their intent to exercise the warrant subject to the approval by both parties of the calculation of the number of shares to be issued. On January 21, 2000 614,426 shares of Tickets.com common stock were issued to the holder of the warrant.

         In January 2000, we issued 34,089 shares in conjunction with our Employee Stock Purchase Plan. The issuance represented $362,000 in participant contributions. Additionally, 279,942 shares of common stock were issued, excluding those warrants discussed above, to employees and non-employee holders of options and warrants.

9.       SEGMENT INFORMATION

         The operating segments below reflect the segmentation of our business under which management evaluates financial data internally to make operating decisions and assess performance. We have sales to external customers only. There have been no intersegment sales. We evaluate the performance of our operating segments and allocate resources based on gross profit and therefore, segment information has been provided at that level. Additionally, assets are not allocated to specific products and accordingly cannot be reported by segment.

                          For the three months ended March 31, 2000
                ------------------------------------------------------------
                Ticketing Services    Software Services    Other      Total
                ------------------    -----------------    -----     -------
Revenues             $8,181                $5,010          $ 881     $14,072
Gross Profit            920                 2,192            556       3,668

                          For the three months ended March 31, 1999
                ------------------------------------------------------------
                Ticketing Services    Software Services    Other      Total
                ------------------    -----------------    -----     -------
Revenues             $5,070                $1,508          $  --      $6,578
Gross Profit          1,345                   758             --       2,103

10.      FIRST CALL INTERNATIONAL

         In February 2000, we signed a letter of intent to acquire all of the outstanding capital stock of First Call International, Ltd., a privately held ticketing services and software provider based in the United Kingdom. Under the terms of the letter of intent, we will commence an exchange offer to be registered with the Securities and Exchange Commission for between 7.6 million and 9.3 million shares of Tickets.com's common stock to be exchanged for all of First Call's outstanding capital stock. Under the letter of intent, our common stock issued in the transaction will be valued at the average closing price over a 30-day period prior to the effective date of the registration statement relating to the offer.

         In addition to standard closing conditions, the exchange offer is subject to the negotiation and execution of a definitive agreement providing for the transaction, and the subsequent acceptance of the exchange offer by holders of First Call shares.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tickets.com is a leading source of entertainment tickets, event information, and related products and services. We sell tickets and provide these services through the Internet, telephone sales centers, interactive voice response systems and retail stores. We provide automated ticketing solutions to over 4,100 entertainment organizations and venues such as stadiums, performing arts centers, museums and professional sports franchises. We have two operating segments, ticketing services and software services and other.

SOURCES OF REVENUE

Ticketing Services

         We primarily generate ticketing services revenue from per ticket service fees charged directly to consumers who purchase tickets through the Internet, telephone sales centers, interactive voice response systems and retail stores. In addition, we charge a per order handling fee to consumers for all tickets we sell, other than through retail stores. The sale of the tickets for an event often commences several months prior to the scheduled date of the event. Ticketing services revenues relating to these sales are recognized when the tickets are sold. If an event is cancelled, an allowance is established for potential refunds; however, our clients are responsible for funding the refund of the price of tickets. The amount of the service fees we charge varies from client to client, depending upon a number of factors, including the nature of the services to be rendered to the client, the amount and cost of equipment to be installed in the client's box office, the amount of advertising and promotional allowances provided, the type of event and the distribution channels used. The service fee for each client is determined by us and our clients through arms-length negotiations during the contract process. We generally do not purchase these tickets from our clients for resale to the public. In the event that we do purchase the tickets for resale, or guarantee the sale of a certain amount of tickets, we recognize the entire sales price of those tickets we purchased and sold or guaranteed as revenue.

         In 1999 we began to enable several of our software licensees to sell tickets over the Internet. This technology allows our licensees to sell their tickets on either the www.tickets.com web site or on their own web site. We generate revenues on the sale of tickets to events for these Internet enabled licensees from service fees on a per ticket basis, similar to our traditional ticketing services clients. We generally are not involved in the delivery of these tickets and therefore we do not generate revenue from handling fees for these ticket sales.

         We have also generated ticketing services revenues through the auction of tickets on our web site. In 1999 we entered into arrangements with several performers to provide online ticket auctions for their live concerts. Under these arrangements, the performer's tickets are allocated to us for auction on our web site and certain amounts collected above face value are donated to a charity of the performer's choice. Under these types of arrangements, we have agreed generally to purchase, at face value, any unsold tickets that were allocated to us for auction. If we are unable to sell tickets that we have agreed to purchase, or sell them at less than face value, we will incur losses on the tickets purchased. The gross value of the sale of these tickets is recorded as revenues. The amount paid for the tickets, the amount donated to charity and the cost of delivering the tickets to the consumers are recognized as cost of services for the related auction ticketing services.

         Our ticketing services clients determine all face values for tickets sold through our services. These clients also generally determine when tickets for their events will be sold to the public and the number and type of tickets that will be available for sale through us. We usually sell only a portion of our clients' total tickets. The number of tickets that our clients sell in-house varies from client to client and varies as to any single client from year to year. Tickets allocated by our clients to us are sold to the public directly through our distribution network. For outsourcing services clients and software licensees who are enabled to sell tickets on our web site, their entire ticket inventory is generally available on the www.tickets.com web site.

         If an event is cancelled, we will refund the per ticket convenience fee directly to consumers. However, our outsourcing services clients are responsible for funding all refunds of ticket prices for a cancelled event. To the extent that the funds we are holding on behalf of a client are insufficient to cover all refunds, the client is contractually required to provide us with additional funds within a specified period of time, typically within 24 to 72 hours, of cancellation. Historically, our clients have fulfilled these obligations.

Software Services and Other

         We generate a portion of our revenue from license and support fees charged to licensees of our in-house systems products. We recognize these revenues in accordance with the contracts we enter into with our licensees when they license our in-house systems and purchase maintenance and other support services. We generally recognize our license revenues when our software is installed and accepted by our licensees. Support and maintenance are recognized over the term of the contract. Our support and maintenance contracts have terms ranging from one to five years with automatic one-year renewals. Our licensees generally pay a one-time license fee for the right to use our software and annual fees for support and maintenance. We also provide custom programming for certain clients with special ticketing needs. The revenue and costs associated with these long-term contracts are generally recognized on the percentage of completion method.

         We also generate revenues from advertising on our web site, consumer-to-consumer auctions and travel and package sales, which may include travel, hotel, tickets to an event and related merchandise. Revenues for advertising are recognized when the ads are placed on our web site. Consumer-to-consumer auction revenues are derived from a fee paid by the seller and are recognized when the transactions are complete. The majority of our travel revenues are commissions received from our travel services provider. Packages are purchased for sale in advance or are sold through our travel service provider. Sales of packages purchased in advance or packages which we retain full risk of return, are recognized at the gross sales value of the package when the package is sold; therefore, if a package is left unsold or sells for less than the aggregate cost of the package, we incur losses on those packages. We receive commissions for packages sold through our travel service provider.

         During December 1999 we entered into a long-term barter transaction whereby we provide various products and services in exchange for a cash payment and sponsorship. Revenues and expenses from this barter transaction are valued at the fair market value based on the amount that would be charged on a cash basis for similar products and services. Revenues and expenses from barter transactions are recognized in accordance with the established guidelines related to the type of the underlying revenue or expense.

COST STRUCTURE

         Cost of Services. Cost of services associated with ticketing services primarily includes expenses related to the distribution and delivery of tickets. These expenses include primarily telephone sales center and distribution payroll, telecommunications and data communications, commissions paid on tickets distributed through outlets and our clients' share of service fees. In the event that we purchase tickets for sale or guarantee the sale of a certain amount of tickets, the face value of those tickets purchased or guaranteed are recorded as a cost of ticketing services revenues. Ticket auction costs of services are comprised of the face value of the ticket and the cost of processing the orders and delivery of the ticket. In addition, under current arrangements with performers, the costs of ticket auctions also include certain amounts, above the face value of the tickets, that are donated to a charity of the performer's choice. Cost of services associated with software services and other includes primarily costs related to the installation and support of our in-house systems mainly consisting of payroll and travel services related costs, the cost of hardware and software that we resell to our licensees and the cost of packages purchased for resale which may include, hotel costs, merchandise costs and the face value of the event tickets related to auctions for which we agree to purchase unsold tickets.

         Operating Expenses. Our operating expenses are comprised of three primary categories: sales and marketing, technology development and general and administrative expenses. Sales and marketing expenses are expensed as incurred and consist principally of personnel expenses, consulting fees, advertising, trade shows and conventions, and promotional expenditures. Technology development expenditures are generally expensed as incurred and consist primarily of personnel and related compensation costs, contract labor to support software development, and configuration and implementation of our ticketing systems, telecommunications, web site and connectivity and support system infrastructure. General and administrative expenses consist of personnel expenses for management, accounting and administrative personnel, recruiting, professional services, facilities and other administrative expenses. Amortization of goodwill and intangibles is recorded on a straight-line basis over various estimated useful lives primarily ranging from three to 25 years. Covenants not to compete are amortized on a straight-line basis over the corresponding contract period of three years. Our corresponding intangibles consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, client relationships, tradenames, assembled workforce and covenants not to compete. Goodwill represents the excess of cost over the fair value of identified net assets acquired in business combinations accounted for under the purchase method.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Revenues

         Ticketing Services. Revenues from ticketing services increased 61% to $8.2 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999. The increase in revenues was due to an increase in total tickets sold and to new revenues related to our performer charity ticket auctions. The number of tickets sold increased 25% to 1.3 million for the three months ended March 31, 2000 from 1.1 million for the three months ended March 31, 1999, resulting in an increase in revenues of $1.7 million. This increase is net of the loss of approximately $600,000 in the first quarter of 2000 as compared to the first quarter of 1999 from a client who terminated its contract with us effective December 31, 1999. The loss of this revenue was more than offset by the increase in ticket volume attributable to several new clients, and our existing clients who recorded large first quarter ticket sales for their events.

         Software Services and Other. Revenues from software services and other increased 291% to $5.9 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. The revenues from the acquisition of TicketsLive in April 1999 contributed the majority of the increase. Net of acquisitions, software sales and other revenue remained constant.

Cost of Services

         Ticketing Services. Costs of ticketing services increased 95% to $7.3 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999. The increase was mainly attributable to costs related to charity ticket auctions during the first quarter of 2000, which primarily consist of the face value of the tickets and amounts due to the charitable organizations. The remaining increase reflects increases related to the increase in ticket volume including increases in telecom expenses, credit card fees and labor costs. As a percentage of ticketing services revenues, total cost of ticketing services increased to 89% from 73%, primarily due to the high cost of services associated with our ticket auctions.

         Software Services and Other. Costs of software services and other increased 319% to $3.1 million for the three months ended March 31, 2000 from $750,000 for the three months ended March 31, 1999. The increase was primarily caused by costs of sales from our acquired subsidiaries. As a percentage of software services and other revenues, costs of software services and other increased to 53% from 50% for the same quarter in the prior year. The increase in costs of sales as a percentage of revenues is partially attributable to high margin custom programming that we were conducting during the quarter ended March 31, 1999. Additionally, costs currently associated with software license and support sales from companies we acquired in 1999, are slightly higher than our historical software license and support costs.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased 326% to $12.4 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. Sales and marketing expenses attributable to acquired companies accounted for $1.4 million of the increase. As a percentage of total revenues, sales and marketing expenses increased to 88% from 44%. In an effort to continue the development of our sales and marketing infrastructure, to develop the Tickets.com brand, and to support our growth plans and to increase consumer awareness, we have increased our sales and marketing expenses significantly. Excluding acquisitions, we have increased advertising, promotions and trade show expenses by $5.5 million, professional services by $1.8 million and personnel and related expenses including facilities and travel by $619,000.

         Technology Development. Technology development expenses increased 161% to $4.7 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. Of this increase, $662,000 was related to technology developments costs from our acquired subsidiaries. As a percentage of total revenues, technology development expenses increased to 34% from 28%. We invested approximately $2.3 million to develop and enhance our web site as well as expand the scalability of our infrastructure. This investment is reflected by increased personnel and related costs of $1.2 million, professional services of $419,000 and computer related expenses of $425,000. We will continue to expand our technology development to enhance system functionality and broaden reporting capabilities and service delivery methods. Additionally, we have developed an aggressive schedule to complete the Internet connections for our software licensees to enable them to sell tickets on our web site as well as their own web sites.

         General and Administrative. General and administrative expenses increased 199% to $6.7 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999. General and Administrative expenses associated with acquired companies accounted for $1.6 million of the increase. As a percentage of revenues, general and administrative expenses increased to 48% from 34%. Excluding acquisitions, the increase was primarily due to increased payroll and related expenses, including facilities, travel, supplies and equipment of $1.7 million due to our continued investment in our managerial and administrative infrastructure commensurate with and to facilitate our growth. In addition, professional services increased by $577,000 related primarily to legal and consulting fees.

         Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased 553% to $2.4 million for the three months ended March 31, 2000 from $369,000 for the three months ended March 31, 1999. The increase was due to acquisitions that occurred after the first quarter of 1999.

Other (Income) Expense

         Interest Income Expense. Other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 693% to $1.2 million for the three months ended March 31, 2000 from $149,000 for the three months ended March 31, 1999. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense decreased 79% to $197,000 for the three months ended March 31, 2000 from $940,000 for the three months ended March 31, 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

Net Loss

         For the three months ended March 31, 2000, our net loss was $21.6 million or $0.37 per share. For the three months ended March 31, 1999, our net loss was $6.0 million or $0.95 per share. The increase in the net loss before extraordinary item was primarily due to:

-        Increased amortization expense of $2.0 million;

-        Increased operating expenses net of acquisitions, most significantly:

         -        Personnel and related expenses of $4.0 million;

         - Advertising, public relations and trade show expenses of $5.5 million related to increased promotions and the development of our brand; and

         -        Professional service expenses of $2.8 million.

-        Losses from acquired subsidiaries of $1.9 million.

         The decrease in the net loss per share reflects an increase in our basic and diluted weighted average shares of 51.4 million. This increase is due primarily to the conversion of our preferred shares to 29.6 million shares of common stock, the issuance of 8.4 million common shares related to 1999 acquisitions and our initial public offering totaling 7.6 million common shares that was completed in November 1999. Potentially dilutive securities (including stock options) were antidilutive and therefore were excluded from the calculation of diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000 the Company's cash and cash equivalents decreased by $21.0 million to $73.2 million from December 31, 1999. The decrease resulted primarily from net cash used in operating activities of $17.0 million, purchases of property and equipment of $3.1 million, equity investments in strategic partners of $1.5 million and payments on long-term debt and leases of $539,000. These uses were offset by proceeds from issuance of common stock of $1.2 million. Cash used in operating activities was primarily in connection with the funding of losses before depreciation, amortization and certain non-cash marketing expenses of $16.3 million and decreases in deferred revenue and other liabilities of $1.0 million. These uses of cash were partially offset by increases in accounts payable and accrued liabilities of $500,000.

         From December 31, 1998 to March 31, 1999, cash and cash equivalents increased by $9.5 million. The increase resulted mainly from $21.3 million in proceeds from the issuance of 9,477,655 shares of Series D convertible preferred stock, net of issuance costs. The increase in cash was primarily offset by cash used in operating activities of $9.1 million, purchases of property and equipment of $233,000 and principal payments on long term debt of $2.5 million. Cash used in operating activities was primarily for funding of the first quarter losses before depreciation and amortization of $4.9 million, and pre-acquisition cash advances of $3.7 million to California Tickets.com and $1.0 million to TicketsLive Corporation.

         We believe that cash on hand as of March 31, 2000 will be sufficient to fund operations and meet debt and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or technologies, respond to competitive pressures, acquire complementary businesses, or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and stockholders may experience additional dilution in net book value per share, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that we will be able to obtain additional financing when needed on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

RISK FACTORS

         Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information in this report and our other filings with the SEC, including our annual report on form 10-K and subsequent reports on forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, there could be serious harm to our business financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

         Because Of Our Limited Operating History And Limited Internet Experience, Our Revenues Are Unpredictable, Which May Cause Significant Fluctuations In Our Operating Results. Our limited operating history makes it difficult for us to predict future results of operations and difficult for you to evaluate us or our prospects. We believe that period-to-period comparisons of a our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Our operating results may fall below the expectations of market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. The emerging nature of the markets in which we compete makes forecasting more difficult and potentially unreliable. Our current and future expense levels are based predominantly on our operating plans and estimates of future revenues, and are to a large extent fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, if our revenues in any particular quarter are lower than anticipated, our operating results would likely fall short of market expectations.

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

         Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model That Requires A Substantial Move Into E-Commerce. Since 1996, we have completed nine acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales and related products and services on the Internet. To date, our revenues generated from Internet sales have not been significant. Internet related revenues comprised 23.5% of the first quarter 2000 total revenues. We cannot be certain that we will be successful in increasing our Internet sales in future periods. If we are not, our revenues will not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

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

         We do not have web site linking arrangements in place with some other ticket sellers. Because we sometimes provide links to other online ticket sellers, without having a contractual arrangement in place to do so, it is possible that one or more of these ticket sellers could prevent us from linking consumers to certain pages within their website. For example, Ticketmaster Corporation and Ticketmaster Online-CitySearch, Inc. have sued us to, among other things, prevent us from linking consumers from our web site to web pages within the Ticketmaster web site (see Note 6 in Item 1 "Financial Statements"). We have recently entered into an agreement with Shubert Ticketing Services, whereby we receive up-to-date event information and direct web site links from them. In return for promoting Shubert's events on our site we receive referral fees for certain tickets sold on Shubert's site.

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

         Ticketmaster Corporation And Ticketmaster Online-CitySearch Have Filed A Lawsuit Against Us Which Could Impair Our Ability To Implement Our Business Model And Result In Substantial Payments To Them. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources (see Note 6 in Item 1 "Financial Statements").

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

         Ineffective Protection Of Our Trademarks And Service Marks Could Reduce The Value Of Our Brands. We are depending on the broad recognition of our "Tickets.com" and "1-800-TICKETS" brands for our business to grow. We cannot be certain that the steps we have taken and will take to protect our brands will be adequate, and such steps may require considerable expenditures. Nor can we be certain that third parties will not infringe upon or misappropriate the copyrights, trademarks, trade dress and similar proprietary rights that currently protect our brands. Ineffective protection of these rights could reduce the value of our brands. We have applied to register the tradename "Tickets.com" and the stylized trademark "1.800.TICKETS" and we have registered the service mark "Advantix" and other trademarks in the United States. We have also applied to register the tradenames "Tickets.com" in various foreign countries. Effective trademark, service mark, copyright and trade secret protection will not be available or sought in every country in which our products and services are available online or by telephone. We may not be able to obtain effective trademark or service mark registration until the prolonged use of our marks has generated secondary meaning for purposes of trademark and service mark law. In addition, there are other parties who have corporate names or brand names very similar to ours, and whose names may also include the term "tickets," and who may, as a result, bring claims against us for trademark infringement or challenge our rights to register the tradename "Tickets.com," the stylized trademark "1.800.TICKETS," or both.

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

         We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. We have specifically identified two competitors, but foresee the possibility of additional and increased competition in the future. Our primary competitors on a national level are Ticketmaster Corporation and Ticketmaster Online-CitySearch, Inc., which have operations in multiple locations throughout the United States. Ticketmaster Online-CitySearch has an exclusive license to do all of the online ticketing for Ticketmaster Corporation. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally and in Internet ticketing specifically, more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the early stages of developing a strong national presence.

         Our competitors also include:

-        a number of smaller, regional outsourcing services providers;

-        international and national in-house systems providers;

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

         In Order To Maintain Our Competitive Position In The Ticketing Industry, We Must Be Able To Attract New Clients And Ticket Inventory, And We Cannot Be Certain That We Will Be Able To Do So. If we cannot attract new clients and ticket inventory, or if we lose clients to other outsourcing services providers or otherwise, we may not be able to maintain our competitive position in the ticketing industry. In recent years, the live entertainment industry has been moving toward consolidation. As a result, contracts for outsourcing services are often negotiated on a multi-venue basis, and large ticket inventories are concentrated in the hands of a few entertainment conglomerates. Because outsourcing services contracts are often multi-year contracts and there are fewer potential new clients, competition for their business is especially intense. Historically, we have grown our business primarily through acquisitions. Industry consolidation has reduced the number of viable acquisition candidates and, accordingly, limited future acquisition opportunities. In order to increase our client base and ticket inventory, we may need to attract clients who currently have relationships with other outsourcing services providers. At the same time, other outsourcing services providers will likely attempt to attract our current clients to use their outsourcing services. In addition, our clients may terminate their contracts for a variety of reasons, or may not renew their contracts at the end of their terms.

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

         Our Reliance On Third Party Software And Hardware Makes Us Vulnerable To Changes In Our Suppliers' Products And Services, Which Could Adversely Affect Our Ability To Service Our Clients In A Timely Manner. Our automated ticketing solutions incorporate software products and use computer hardware and equipment developed by other entities. Our reliance on third party software and hardware makes us vulnerable to changes in our suppliers' products and services and any such changes may impair our ability to provide adequate outsourcing services and in-house systems to our clients in a timely manner. For example, we cannot be certain that all of our suppliers will remain in business or will continue to support the product lines that we use. Nor can we be certain that their product lines will remain viable or will otherwise continue to be available to us. Our current suppliers could significantly alter their pricing in a manner adverse to us. If any of these entities ceases to do business, abandons or fails to enhance a particular product line, or significantly raises its prices, we may need to seek other suppliers. We cannot be certain that other suppliers will be able to provide us with necessary products at favorable prices, or at all.

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

         In addition, the applicability of a variety of existing laws in various jurisdictions to the Internet and commercial online services may take years to resolve. These issues may include property ownership, sales and other taxes, libel and personal privacy, among others. For example, tax authorities in a number of states currently are reviewing the appropriate tax treatment of companies engaged in e-commerce. New state tax regulations may subject us to additional state sales and income taxes.

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

         We May Be Required To Purchase Tickets That Are Allocated For Our Online Auctions That We May Not Be Able To Sell. We have recently entered into arrangements with several performers to provide online ticket auctions for their live concerts. Under those types of arrangements, concert tickets are allocated by performers for auction on our web site and certain amounts collected above the minimum bid are donated to a charity of the performer's choice. To date, we have generally agreed in advance with the performers to purchase at face value any unsold tickets that were allocated for auction on our web site. Although we have decided not to enter into any additional agreements, if we are unable to sell tickets that we have already purchased, or must sell them at less than face value, we will incur losses on the tickets purchased.

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

         If We Cannot Effectively Integrate Our Numerous Recent And Potential Future Acquisitions, We May Experience Increased Costs, Operating Inefficiencies, System Disruptions And The Loss Of Clients. In addition to our recent acquisitions, we plan to continue to acquire businesses as opportunities arise in the future, and our ability to grow our business will depend in part on our ability to complete future acquisitions. The integration of acquired companies into a cohesive business requires the combination of different business models, financial, accounting and other internal systems, varied technologies and personnel who have dissimilar expertise and backgrounds. It also requires the management of companies or operating units that are geographically dispersed throughout the United States and internationally. We cannot be certain that we will be able to successfully integrate the operations, personnel or systems of these acquired companies in a timely fashion, if at all. If we fail to integrate operations and personnel effectively, we will experience duplication of costs and operating inefficiencies. If we are unable to integrate technologies successfully, we may experience system disruptions or failures that could result in the dissatisfaction or loss of clients. We also cannot be certain that we will achieve value from our acquisitions commensurate with the consideration paid. If we are unable to generate sufficient revenue from any acquired companies, we will experience an unanticipated shortfall in revenue and may fail to meet the expectations of investors. If this occurs, the market price of our common stock would likely decline.

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

         Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of March 31, 2000, we had goodwill and other intangible assets of $84.1 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time non-cash charge, which could be significant based on our acquisitions to date. If the acquisition of First Call International, Ltd. (see Recent Events earlier in this section) is completed, the purchase will result in substantial goodwill to us, which would significantly increase the amount of amortization expense related to goodwill and intangible assets and have an adverse effect on our results of operations. Any future acquisitions could also result in amortization expense related to goodwill and other intangible assets. If any of these events should occur, our results of operations would be adversely affected. In that event, we may fail to meet the expectations of market analysts and investors, which could adversely affect the market price of our common stock. In addition, we incurred charges to earnings of $5.3 million in the second quarter of 1999 for the recognition of purchased in-process research and development in connection with the acquisitions of California Tickets.com and TicketsLive. Future acquisitions, including the acquisition of First Call could result in similar charges.

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

         We Expect To Continue To Incur Significant Net Operating Losses. We incurred net operating losses of approximately $22.7 million for the three months ended March 31, 2000. At March 31, 2000, we had an accumulated deficit of approximately $137.9 million. We expect to continue to incur significant losses on a quarterly and annual basis at least for the remainder of this year, and we cannot be certain that we will achieve or sustain profitability. To the extent that our expenses grow faster than our revenues, our operating results will be adversely affected and anticipated net losses in a given quarter may be greater than expected. If this occurs, the market price of our common stock is likely to decline. Because we expect to continue to experience negative cash flow, we may need additional financing in the future, which may not be available or may require us to issue additional equity securities that could lead to substantial dilution to our stockholders. We have experienced negative cash flow from operations since our inception. We expect to continue to experience significant negative cash flow from consolidated operations for the foreseeable future. We believe that our existing capital resources, including the proceeds from our recent initial public offering, will be sufficient to meet our presently anticipated cash requirements through at least the next 12 months. However, we may have to raise additional financing prior to such time if we experience unanticipated revenue shortfalls or encounter unanticipated acquisitions or other business opportunities. We cannot be certain that additional financing will be available on acceptable terms if and when we need it. If financing is not available when required or is not available on acceptable terms, we may be unable to develop new services or enhance our present services, take advantage of business opportunities or respond to competitive pressures. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we cannot obtain additional financing on satisfactory terms when we need it, our results of operations could be materially and adversely affected.

         Further factors which put our liquidity and capital resources at risk are as follows:

         Our Stock Price Is Likely To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. In the future we may be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and other resources.

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

YEAR 2000 READINESS

         As of April 30, 2000 we have not experienced any significant disruptions as a result of the rollover from 1999 to 2000. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties, upon which we rely, will not become apparent in the future that could harm our operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are not exposed to material market risks related to fluctuations in interest rates on our fixed and variable rate debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. In response to the Company's Motion to Dismiss, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed on January 7, 2000, a First Amended Complaint which modified their previous allegations and added two claims alleging violations of the Lanham Act. The Company filed a Motion to Dismiss the Amended Complaint. In response to the Motion, the Court on March 27, 2000, dismissed four claims for misappropriation, trespass, breach of contract, and unjust enrichment, with leave to amend. Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a Second Amended Complaint on April 21, 2000, reasserting their claims for trespass and breach of contract. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a Motion for Preliminary Injunction seeking an order precluding the Company from, among other things, providing links to Ticketmaster pages. The Company has filed an opposition and the Court has scheduled a hearing to take place on June 5, 2000. If Ticketmaster Corporation and Ticketmaster Online-CitySearch successfully assert their claims against us, our web site could be severely impacted. Any injunction could, among other things, eliminate our ability to directly refer consumers to tickets to events sold by Ticketmaster at Ticketmaster's web site. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with redesigning our web site and substantial payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources.

         On February 28, 2000 we were served with a complaint filed by Ascott Group, Inc., in the Superior Court of the State of California, County of San Diego, alleging, among other things, that we wrongfully refused to transfer shares of Tickets.com Common Stock to the plaintiff pursuant to a stock purchase agreement between the plaintiff and certain of our shareholders. The complaint sought actual damages in the amount of $7.5 million as well as exemplary damages. The entire action was dismissed by the plaintiff on April 14, 2000.

ITEM 2:  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibit Index

              27.1    Financial Data Schedule (filed electronically)

         b)   Reports on Forms 8-K

              On March 6, 2000 the Registrant filed a Report on Form 8-K relating a Letter of Intent entered into with First Call International, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TICKETS.COM, INC.
                                -----------------
                                  (Registrant)



Date:     May 15, 2000          By:  /s/         W. Thomas Gimple
       ----------------------        ----------------------------
                                                 W. Thomas Gimple
                                           Co-Chairman of the Board and
                                              Chief Executive Officer

Date:     May 15, 2000          By:  /s/       Michael R. Rodriguez
       ----------------------       -------------------------------
                                               Michael R. Rodriguez
                                            Principal Accounting Officer and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
27.1         Financial Data Schedule (filed electronically)