Form 10-Q
period 2000-06-30
TICKETS COM INC
filed 2000-08-14
CIK 1038083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from

                                 ---------------

                        Commission File Number 000-21949


                                TICKETS.COM, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              06-1424841
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


          555 Anton Boulevard, 12th Floor, Costa Mesa, California 92626 (Address of principal executive offices, including zip code)

       (Registrant's telephone number, including area code) (714) 327-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, there were 59,128,899 shares of the Registrant's Common Stock, par value $0.000225 per share, outstanding.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                           JUNE 30,    DECEMBER 31
                                                             2000          1999
                                                          ---------    -----------
                                                                (unaudited
                                     ASSETS
Current assets:
     Cash and cash equivalents                            $  50,448     $  94,173
     Accounts receivables, net of allowances of
       $707 and $439 respectively                             8,272         7,780
     Prepaid expenses and other current assets               17,982        20,506
                                                          ---------     ---------
         Total current assets                                76,702       122,459

Property and equipment, net                                  14,518        11,163
Goodwill and intangible assets, net                          52,818        86,838
Other assets                                                 19,912        15,320
                                                          ---------     ---------
     Total assets                                         $ 163,950     $ 235,780
                                                          =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $  13,722     $  18,250
     Accrued liabilities                                     10,359         5,358
     Current portion of long-term debt
       and capital lease obligations                          2,210         2,115
     Deferred revenue and other
       current liabilities                                    3,434         4,418
                                                          ---------     ---------
         Total current liabilities                           29,725        30,141

Long-term debt and capital lease
  obligations, net of current portion                         1,745         2,117
Other liabilities                                             1,921         2,128
Minority interest                                               351           317

Stockholders' equity:
     Common stock, $.000225 par value; 270,000
       shares authorized; 58,645 and 57,082 shares
       issued and outstanding, respectively                      13            13
     Additional paid-in capital                             323,069       317,378
     Deferred compensation                                     (302)         (350)
     Accumulated deficit                                   (192,472)     (115,944)
     Cumulative other comprehensive loss                       (100)          (20)
                                                          ---------     ---------
         Total stockholders' equity                         130,208       201,077
                                                          ---------     ---------
     Total liabilities and stockholders' equity           $ 163,950     $ 235,780
                                                          =========     =========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                          -------------------------         -------------------------
                                                            2000             1999             2000              1999
                                                          --------         --------         --------         --------
                                                                 (unaudited)                       (unaudited)
Revenues:
     Ticketing services                                   $  8,695         $  7,976         $ 16,876         $ 13,046
     Software services and other                             6,064            4,724           11,955            6,232
                                                          --------         --------         --------         --------
         Total revenues                                     14,759           12,700           28,831           19,278
                                                          --------         --------         --------         --------
Cost of services:
     Ticketing services                                      6,516            5,246           13,777            8,971
     Software services and other                             3,169            2,821            6,312            3,571
                                                          --------         --------         --------         --------
         Total cost of services                              9,685            8,067           20,089           12,542
                                                          --------         --------         --------         --------
Gross profit                                                 5,074            4,633            8,742            6,736

Operating expenses:
     Sales and marketing                                    10,551            6,149           22,987            9,068
     Technology development                                  3,852            2,980            8,587            4,793
     General and administrative                              8,471            4,584           15,184            6,827
     Amortization of goodwill and intangibles                2,491            2,207            4,899            2,576
     Restructuring charges                                  35,124               --           35,124               --
     Purchased in-process research and development              --            5,340               --            5,340
                                                          --------         --------         --------         --------
         Total operating expenses                           60,489           21,260           86,781           28,604
                                                          --------         --------         --------         --------

Loss from operations                                       (55,415)         (16,627)         (78,039)         (21,868)

Other (income) expense:
     Other (income) expense                                   (670)             511           (1,654)           1,302
     Minority interest                                          64              135               34              146
                                                          --------         --------         --------         --------

         Total other (income) expense                         (606)             646           (1,620)           1,448
                                                          --------         --------         --------         --------
Loss before provision for income taxes                     (54,809)         (17,273)         (76,419)         (23,316)
     Provision for income taxes                                 84               14              110               17
                                                          --------         --------         --------         --------
Net loss                                                  $(54,893)        $(17,287)        $(76,529)        $(23,333)
                                                          ========         ========         ========         ========
Basic and diluted net loss per share                      $  (0.94)        $  (1.52)        $  (1.32)        $  (2.64)
                                                          ========         ========         ========         ========
Weighted average common shares outstanding                  58,333           11,357           58,018            8,841
                                                          ========         ========         ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $(76,529)     $(23,333)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Restructuring charges                                    35,124            --
  Purchased in-process research and development                --         5,340
  Depreciation                                              2,788         1,745
  Amortization of goodwill and intangibles                  4,899         2,576
  Noncash interest expense                                     --           177
  Noncash marketing expense (1)                             3,034            --
  Noncash compensation expense                                 48            25
  Minority interest                                            34           146
Changes in operating assets and liabilities:
  Accounts receivable                                        (504)          198
  Prepaid expenses and other assets                          (662)       (2,238)
  Accounts payable                                         (4,504)        1,335
  Accrued liabilities                                         582          (492)
  Deferred revenue and other liabilities                   (1,270)          119
                                                         --------      --------
       Net cash used in operating activities              (36,960)      (14,402)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                        (4,562)         (943)
Equity investments in strategic partners                   (1,500)           --
Change in restricted cash                                      (7)          168
Acquisitions, net of cash acquired                         (1,429)       (3,847)
                                                         --------      --------
     Net cash used in investing activities                 (7,498)       (4,622)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in line of credit                                 --           250
Principal payments on long-term debt                       (1,011)       (3,226)
Net proceeds from issuance of preferred stock                  --        29,949
Proceeds from issuance of common stock                      1,744           233
                                                         --------      --------
     Net cash provided by financing activities                733        27,206
                                                         --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (43,725)        8,182

CASH AND CASH EQUIVALENTS, beginning of period             94,173        11,956
                                                         --------      --------
CASH AND CASH EQUIVALENTS, end of period                 $ 50,448      $ 20,138
                                                         ========      ========

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 -------------------
                                                                  2000         1999
                                                                 -------      ------
                                                                     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Interest paid                                               $   174      $2,085
                                                                 =======      ======
     Income taxes paid                                           $   110      $    3
                                                                 =======      ======
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

     Accretion on redeemable common stock and warrants           $    --      $  255
                                                                 =======      ======
     Capital lease obligations entered into for equipment        $   816      $  555
                                                                 =======      ======
     Warrant issued in connection with the Major League
       Baseball agreement                                        $ 4,100      $   --
                                                                 =======      ======

-------------------
(1) Non-cash marketing expense represent marketing expenses prepaid in 1999 to Excite@Home and certain affiliates for advertising, promotional and related products and services to be provided over a three-year period. The total prepaid amount was $25 million and is expected to be used through December 2002.

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1. DESCRIPTION OF BUSINESS

        Tickets.com, Inc. (formerly, Advantix, Inc.) and its wholly-owned subsidiaries Bay Area Seating Service, Inc. ("BASS"), ProTix, Inc. ("ProTix"), TicketsLive Corporation ("TicketsLive"), dataCulture, Ltd. ("dataCulture") and Lasergate Systems, Inc. ("Lasergate"), collectively ("we", "us" or "Tickets.com"), is a leading provider of entertainment ticket sales, event information, and related products and services. We sell tickets and provide these services through the Internet, telephone sales centers, interactive voice response systems, and retail outlets. We provide automated ticketing solutions to entertainment organizations such as stadiums, performing arts centers, museums and professional sports franchises. The www.tickets.com web site enables consumers to obtain information on entertainment organizations, sports and entertainment events and performances and purchase tickets from multiple sources. We also develop, license and support proprietary ticketing software.

        We were originally organized as The Entertainment Express, Inc. under the laws of the State of Delaware on January 25, 1995. We commenced operations in May 1996 with the acquisition of Hill Arts and Entertainment Systems, Inc. which had developed a proprietary ticketing software system utilized primarily by performing arts centers, theater groups and regional ticketing service providers. In December 1996, we acquired the call center and ticketing operations of an Ohio-based performing arts center and ticketing services provider, at which time we changed our name to Advantix, Inc. In August 1997, we acquired the assets of Fantastix Ticketing Company, LLC, a regional ticketing services provider located in Buffalo, New York, and in September 1997 we completed the acquisition of all of the outstanding stock of BASS, a ticketing services provider in Northern California and Nevada. In October 1998, we acquired all the outstanding common stock of ProTix, a ticketing services provider and ticketing software developer based in Madison, Wisconsin. In April 1999, we acquired all the outstanding capital stock of California Tickets.com, Inc. ("CA Tickets.com"), a web-based ticketing service provider, and TicketsLive, a ticketing software developer based in Syracuse, New York. We then changed our name to Tickets.com, Inc. These acquisitions were followed by the purchase, in August 1999, of all the outstanding common stock of dataCulture, a ticketing software developer located in the United Kingdom and in December 1999, we completed our acquisition of all the outstanding capital stock of Lasergate, a ticketing software developer located in Clearwater, Florida.

2. RESTRUCTURE CHARGES

        On June 5, 2000, the board of directors approved a restructuring plan for Tickets.com to be executed over the next 15 months. The plan will redirect our business strategy, requiring a focus on our core ticketing business. This focus entails taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This is partially accomplished through an emphasis on the clients' web site ahead of our own. This strategy is an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations will focus on consolidating the software code lines. Achieving these goals will require an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers.

        In connection with the new strategy and the exit from the Internet portal strategy and related products, we recorded restructuring charges of $35.1 million. The restructuring charges comprise $30.7 million related to the write-off of certain intangible assets, $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $400,000 related to the termination of existing contracts. The write-off of certain intangible assets represents a noncash impairment charge of long-lived assets relating to the acquisitions of CA Tickets.com and Lasergate Systems, Inc. CA Tickets.com was acquired in April 1999. At the time of acquisition its business model supported an Internet ticketing portal strategy through its domain name www.tickets.com. The strategy required building a brand name around the web site to drive consumer traffic to support purchases of tickets, travel and merchandise and other Internet revenue including web advertising sales. The restructuring plan calls for a departure from this strategy and these products and a focus on client relationships and building Internet transactions through our clients web sites and to a lesser extent the www.tickets.com site. Lasergate Systems, Inc. was a regional ticketing software company acquired for its software products and client base. Through the consolidation of software code lines initiative its products will be phased out. The described restructure of our company prompted us to assess the carrying value of the long-lived assets associated with both of these acquisitions. Using a model that determines impairment in accordance with SFAS 121, we assessed the anticipated future cash flows and determined that certain of the intangible assets resulting from the acquisitions of CA Tickets.com and Lasergate Systems, Inc. were impaired. Accordingly, we have reduced the carrying value of the related long-lived assets to their estimated fair value, determined based upon a discounted cash flow method. We also reviewed the estimated lives of certain of our long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The remaining carrying value of the www.tickets.com domain name and the goodwill related to CA Tickets.com and Lasergate will be amortized over a three year period.

        The consolidation of facilities will reduce the current space we occupy as a company by approximately 30%. The consolidation process began in July 2000 and will continue through September 2001. The involuntary termination benefits represent a plan to reduce the workforce by approximately 180 people. As of June 30, 2000 approximately 30 employees had been terminated representing approximately $500,000 in paid termination benefits.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        On December 3, 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", as amended by SAB No. 101A and 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses general disclosures of revenues at gross compared to net presentations as well as financial statement and Management's Discussion & Analysis ("MD&A") disclosures related to revenue recognition practices. Accounting under the provisions of SAB 101 is required to be adopted in the fourth quarter of this year. We believe the impact of adopting SAB No. 101 will be to net certain revenue sharing costs against revenue and will not have a material impact on our results of operations, cash flows or financial position.

4. BASIS OF PRESENTATION

        The unaudited consolidated financial statements have been prepared in accordance with United States' generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the United States' generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Tickets.com's Annual Report on Form 10-K for the year ended December 31, 1999.

5. USE OF ESTIMATES

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

6. NET LOSS PER SHARE

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

7. LITIGATION

        On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as breach of contract, trespass, providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. We filed an opposition and the Court held a hearing July 31, 2000. The Court has not issued its final order on this motion.

        In May 2000 we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim and a hearing is scheduled for September 25, 2000.

8. STOCKHOLDERS' EQUITY

        In 1997, we entered into an agreement with our senior lender to issue a warrant for the purchase of our common stock at $0.0225 per share. In accordance with the agreement, a warrant to purchase 177,778 shares was issued. The warrant was subject to certain antidilution provisions and as a result of this provision 436,648 additional shares became issuable over the term of the agreement. In 1999, the senior lender sold its warrant to a third party. In November 1999, concurrent with the completion of our initial public offering ("IPO"), the holder of the warrant notified us of their intent to exercise the warrant subject to the approval by both parties of the calculation of the number of shares to be issued. On January 21, 2000, 614,426 shares of Tickets.com common stock were issued to the holder of the warrant.

        In January 2000, we issued 34,089 shares in conjunction with our Employee Stock Purchase Plan. The issuance represented $362,000 in participant contributions. Additionally, through June 30, 2000, 564,611 shares of common stock were issued, excluding those warrants discussed above, to employee and non-employee holders of options and warrants.

        In June 2000, we signed an agreement with Major League Baseball ("MLB") to provide ticketing e-commerce infrastructure and back-end systems to all MLB clubs, as their current online ticketing agreements expire, through the 2003 MLB season. In connection with this agreement we issued MLB a warrant to purchase 2 million shares of Tickets.com common stock at an exercise price equal to $3.806 per share. The warrant is fully vested and is first exercisable one year after the date of issuance or within six months from date of issuance if certain conditions are met. The warrant was valued at $4.1 million and will be amortized on a straight-line basis over the three-year life of the contract.

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

                                                        (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED JUNE 30, 2000
                               -------------------------------------------------------------
                               TICKETING SERVICES   SOFTWARE SERVICES     OTHER       TOTAL
                               ------------------   -----------------     ------     -------
        Revenues                     $8,695             $5,406            $658       $14,759
        Gross profit                  2,179              2,293             602         5,074

                                           FOR THE THREE MONTHS ENDED JUNE 30, 1999
                               -------------------------------------------------------------
                               TICKETING SERVICES   SOFTWARE SERVICES     OTHER       TOTAL
                               ------------------   -----------------     ------     -------
        Revenues                     $7,976             $4,494            $230       $12,700
        Gross profit                  2,730              1,613             290         4,633

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2000
                               -------------------------------------------------------------
                               TICKETING SERVICES   SOFTWARE SERVICES     OTHER       TOTAL
                               ------------------   -----------------     ------     -------
        Revenues                    $16,876              $10,416          $1,539     $28,831
        Gross profit                  3,099                4,485           1,158       8,742

                                           FOR THE SIX MONTHS ENDED JUNE 30, 1999
                               -------------------------------------------------------------
                               TICKETING SERVICES   SOFTWARE SERVICES     OTHER       TOTAL
                               ------------------   -----------------     ------     -------
        Revenues                    $13,046             $6,002            $230       $19,278
        Gross profit                  4,075              2,371             290         6,736

10. FIRST CALL INTERNATIONAL

        In July 2000, due to changing market conditions, we decided not to proceed with our plan to acquire First Call International, Ltd. The decision resulted in the write-off of approximately $1.0 million of abandoned-acquisition costs, consisting primarily of legal fees.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements include risks and uncertainties and relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Tickets.com believes that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein. All forward-looking statements are expressly qualified in their entirety by such language. Tickets.com does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures made by Tickets.com which describe certain factors which affect Tickets.com's business, including the risk factors that follow.

OVERVIEW

        Tickets.com is a leading source of entertainment tickets, event information, and related products and services. We sell tickets and provide these services through the Internet, telephone sales centers, interactive voice response systems and retail stores. We provide automated ticketing solutions to over 4,500 entertainment organizations and venues such as stadiums, performing arts centers, museums and professional sports franchises. We have two operating segments, (1) ticketing services and (2) software services and other. We also develop, license and support proprietary ticketing software.

SOURCES OF REVENUE

Ticketing Services

        We primarily generate ticketing services revenue from per ticket service fees charged directly to consumers who purchase tickets through the Internet, telephone sales centers, interactive voice response systems and retail stores. In addition, we charge a per order handling fee to consumers for all tickets which we package and ship to the consumer. This typically includes all sales other than through retail stores and sales for our licensees who are connected to the internet. The sale of the tickets for an event often commences several months prior to the scheduled date of the event. Ticketing services revenues relating to these sales are recognized when the tickets are sold. If an event is cancelled, an allowance is established for potential refunds; however, our clients are responsible for funding the refund of the price of tickets. The amount of the service fees we charge varies from client to client, depending upon a number of factors, including the nature of the services to be rendered to the client, the amount and cost of equipment to be installed in the client's box office, the amount of advertising and promotional allowances provided, the type of event and the distribution channels used. The service fee for each client is determined by us and our clients through arms-length negotiations during the contract process. We generally do not purchase these tickets from our clients for resale to the public. In the event that we do purchase the tickets for resale, or guarantee the sale of a certain amount of tickets, we recognize the entire sales price of those tickets we purchased and sold or guaranteed as revenue.

        In 1999 we began to enable several of our software licensees to sell tickets over the Internet. This technology allows our licensees to sell their tickets on either their own web site or the www.tickets.com web site. We generate revenues on the sale of tickets to events for these Internet enabled licensees from service fees on a per ticket basis, similar to our traditional ticketing services clients. We generally are not involved in the delivery of these tickets and therefore we do not generate revenue from handling fees for these ticket sales.

        Our ticketing services clients determine all face values for tickets sold through our services. These clients also generally determine when tickets for their events will be sold to the public and the number and type of tickets that will be available for sale through us. We usually sell only a portion of our clients' total tickets. The number of tickets that our clients sell in-house varies from client to client and varies as to any single client from year to year. Tickets allocated by our clients to us are sold to the public directly through our distribution network. For outsourcing services clients and software licensees who are enabled to sell tickets on the Internet, their entire ticket inventory is generally available on the clients' web site and the www.tickets.com web site.

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

        We have also generated ticketing services revenues through the auction of tickets on our web site. In 1999 we entered into arrangements with several performers to provide online ticket auctions for their live concerts. Under these arrangements, the performer's tickets were allocated to us for auction on our web site and certain amounts collected above face value were donated to a charity of the performer's choice. Under these types of arrangements, we had agreed generally to purchase, at face value, any unsold tickets that were allocated to us for auction. If we were unable to sell tickets that we had agreed to purchase, or sell them at less than face value, we would incur losses on the tickets purchased. The gross value of the sale of these tickets was recorded as revenues. The amount paid for the tickets, the amount donated to charity and the cost of delivering the tickets to the consumers were recognized as cost of services for the related auction ticketing services. As of May 2000, we no longer offer auctions of performer tickets for charity.

Software Services and Other

        We generate a portion of our revenue from license and support fees charged to licensees of our in-house systems products. We recognize these revenues in accordance with the contracts we enter into with our licensees when they license our in-house systems and purchase maintenance and other support services. We generally recognize our license revenues when our software is installed and accepted by our licensees. Support and maintenance are recognized over the term of the contract. Our support and maintenance contracts have terms ranging from one to five years with automatic one-year renewals. Our licensees generally pay a one-time license fee for the right to use our software and annual fees for support and maintenance. We also provide custom programming for certain clients with special ticketing needs. The revenue and costs associated with these long-term custom programming contracts are generally recognized on the percentage of completion method.

        We also generate revenues from advertising on our web site, consumer-to-consumer auctions and travel and package sales, which may include travel, hotel, tickets to an event and related merchandise. Revenues for advertising are recognized when the ads are placed on our web site. Consumer-to-consumer auction revenues are derived from a fee paid by the seller and are recognized when the transactions are complete. The majority of our travel revenues are commissions received from our travel services provider. Packages are purchased for sale in advance or are sold through our travel service provider. Sales of packages purchased in advance or packages which we retain full risk of return, are recognized at the gross sales value of the package when the package is sold; therefore, if a package is left unsold or sells for less than the aggregate cost of the package, we incur losses on those packages. We receive commissions for packages sold through our travel service provider. As of August 2000, we no longer offer consumer-to-consumer auctions, travel or packages through our travel service provider, on our website, www.tickets.com.

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

COST STRUCTURE

        Cost of Services. Cost of services associated with ticketing services primarily includes expenses related to the distribution and delivery of tickets. These expenses include primarily telephone sales center and distribution payroll, telecommunications and data communications, commissions paid on tickets distributed through outlets and our clients' share of service fees. In the event that we purchase tickets for sale or guarantee the sale of a certain amount of tickets, the face value of those tickets purchased or guaranteed are recorded as a cost of ticketing services revenues. Ticket auction costs of services are comprised of the face value of the ticket and the cost of processing the orders and delivery of the ticket. In addition, under arrangements with performers, the costs of ticket auctions also include certain amounts, above the face value of the tickets, that are donated to a charity of the performer's choice. Cost of services associated with software services and other primarily includes costs related to the installation and support of our in-house systems mainly consisting of payroll and travel services related costs, the cost of hardware and software that we resell to our licensees and the cost of packages purchased for resale which may include hotel costs, merchandise costs and the face value of the event tickets.

        Operating Expenses. Our operating expenses are comprised of three primary categories: sales and marketing, technology development and general and administrative expenses. Sales and marketing expenses are expensed as incurred and consist principally of personnel expenses, consulting fees, advertising, trade shows and conventions, and promotional expenditures. Technology development expenditures are generally expensed as incurred and consist primarily of personnel and related compensation costs, contract labor to support software development, configuration and implementation of our ticketing systems, telecommunications, web site and connectivity and support system infrastructure. General and administrative expenses consist of personnel expenses for management, accounting and administrative personnel, recruiting, professional services, facilities and other administrative expenses. Amortization of goodwill and intangibles is recorded on a straight-line basis over various estimated useful lives primarily ranging from three to 25 years. Covenants not to compete are amortized on a straight-line basis over the corresponding contract period. Our corresponding intangibles consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, client relationships, tradenames, assembled workforce and covenants not to compete. Goodwill represents the excess of cost over the fair value of identified net assets acquired in business combinations accounted for under the purchase method.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Revenues

        Ticketing Services. Revenues from ticketing services increased 9% to $8.7 million for the three months ended June 30, 2000 from $8.0 million for the three months ended June 30, 1999. The increase in revenues was due to ticket sales related to the successful Wango Tango event in Los Angeles and to new clients, including Internet enabled software licensees. These increases were partially offset by lost revenues related to a client who terminated its contract with us effective December 31, 1999. The termination resulted in a loss of approximately $1.4 million in revenues for the second quarter of 2000 compared to the same period in the prior year. The client termination also resulted in a decrease in the number of tickets sold by 19% to 1.3 million for the three months ended June 30, 2000 from 1.6 million for the three months ended June 30, 1999.

        Software Services and Other. Revenues from software services and other increased 28% to $6.1 million for the three months ended June 30, 2000 from $4.7 million for the three months ended June 30, 1999. Revenues from acquisitions occurring subsequent to the second quarter of 1999 contributed approximately $700,000 of the increase while the remaining increase resulted from increases in Internet product revenues, including web advertising and package sales. Due to the exiting of our business strategy away from an Internet portal, including the abandonment of travel and consumer-to-consumer auctions, we expect a decrease of Internet related revenues with growth driven by our core software business in future periods.

Cost of Services

        Ticketing Services. Costs of ticketing services increased 24% to $6.5 million for the three months ended June 30, 2000 from $5.2 million for the three months ended June 30, 1999. The increase was primarily attributable to the cost of guaranteed tickets for the

Wango Tango event, partially offset by a decline in our client's share of service fees consistent with the decline in volume. As a percentage of ticketing services revenues, total cost of ticketing services increased to 75% from 66%, primarily due to the cost of tickets for the Wango Tango event. We expect gross profit margins on ticketing services to improve as we concentrate on our core ticketing business and move away from high cost of service ticketing products.

        Software Services and Other. Costs of software services and other increased 12% to $3.2 million for the three months ended June 30, 2000 from $2.8 for the three months ended June 30, 1999. The increase was primarily caused by costs of sales from our acquired subsidiaries. As a percentage of software services and other revenues, costs of software services and other decreased to 52% from 60% for the same quarter in the prior year. The decrease in costs of sales as a percentage of revenues was primarily attributable to the increase in high margin Internet product revenues such as web advertising. As the high margin Internet product revenues decrease as a result of the restructuring, we expect the gross profit margins on software services and other to also decrease slightly.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses increased 72% to $10.6 million for the three months ended June 30, 2000 from $6.1 million for the three months ended June 30, 1999. As a percentage of total revenues, sales and marketing expenses increased to 71% from 48%. Since the prior year quarter, we have increased our sales and marketing expenses significantly in an effort to expand our sales and marketing infrastructure, to develop the Tickets.com brand in support of our growth plans and to increase consumer awareness. We have increased advertising, promotions and trade show expenses by $2.5 million and personnel and related expenses including facilities and travel by $1.5 million. Our new strategy focuses on our clients instead of consumers, as such we expect our sales and marketing expenses to decrease while we redirect our effort from high cost branding to combined client-driven advertising and promotions. The new strategy has already began to impact our results demonstrated by a 15% decline in sales and marketing expenses from the first to the second quarter of fiscal year 2000.

        Technology Development. Technology development expenses increased 29% to $3.9 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. As a percentage of total revenues, technology development expenses increased to 26% from 23%. We invested approximately $900,000 to develop and enhance our web site as well as expand the scalability of our infrastructure. This investment is reflected by increased computer related expenses of $435,000 and personnel and related costs of $305,000. We will continue to expand our technology development to enhance system functionality and broaden reporting capabilities and service delivery methods. Additionally, we have developed an aggressive schedule to complete the Internet connections for our software licensees to enable them to sell tickets on our web site as well as their own web sites. Technology development expenses are expected to decrease in the future periods as we consolidate software code lines enabling us to reduce the development costs necessary to support multiple code lines while we focus our efforts on improving and expanding our core ticketing system.

        General and Administrative. General and administrative expenses increased 85% to $8.5 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. As a percentage of revenues, general and administrative expenses increased to 57% from 36%. The increase was primarily due to increased payroll and related expenses, including facilities, travel, supplies and equipment of $1.4 million due to our continued investment in our managerial and administrative infrastructure commensurate with and to facilitate our growth. The second quarter of the current year also includes a write-off of approximately $1.0 million of acquisition costs related to the abandoned merger with First Call International, Ltd.. Excluding expenses related to First Call, professional services increased by $800,000 related primarily to legal fees. We anticipate general and administrative expenses to decline as we integrate the back-end operations of previous acquisitions, including consolidation of administration functions and reduction in office space.

        Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased 13% to $2.5 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999. The increase was due to acquisitions that occurred after the second quarter of 1999. We expect amortization expense to continue at current levels as the benefit from the reduction in the carrying value of intangibles due to the restructuring will be offset by the acceleration of the amortization period for those same assets.

        Restructuring Charges. On June 5, 2000, the board of directors approved a restructure plan for Tickets.com to be executed over the next 15 months. The plan will redirect our business strategy, requiring a focus on our core ticketing business. This focus entails taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This is partially accomplished through an emphasis on the clients' web site ahead of our own. This strategy is an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations will focus on consolidating the software code lines. Achieving these goals will require an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers.

        In connection with the new strategy we recorded restructuring charges of $35.1 million. The restructure charges comprise $30.7 related to the write-off of certain intangible assets, $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $400,000 related to terminated contracts. The write-off of certain intangible assets represents a noncash impairment charge. Due to the abandonment of the ticketing portal strategy and the planned reduction in code lines, we determined certain intangible assets, related to the acquisitions of CA Tickets.com and Lasergate Systems, Inc., met the test for impairment. Accordingly, we have reduced the carrying value of the related long-lived assets to their estimated fair value, determined based upon a discounted cash flow method. We also reviewed the estimated lives of certain of our long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The impairment charge had no impact on our year-to-date cash flows or our ability to generate cash flows in the future. In conjunction with the review for impairment, the remaining estimated lives of some long-lived assets were shortened, offsetting the benefit to amortization expense of a reduced carrying value.

        We anticipate the restructure strategy will result in an acceleration in our achievement of financial profitability. Although the growth rate of revenues will be slightly reduced, profit margins should improve as high cost product lines such as auctions are abandoned. As the company integrates its acquisitions by consolidating software code lines, administrative functions and facilities operating expenses, including technology development and general and administrative, are expected to decrease significantly. In addition, we expect a reduction in advertising spending as we move away from the high cost branding associated with a consumer focus to an emphasis on client relationships in the sales and marketing area.

Other (Income) Expense

        Other (Income) Expense. Other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 239% to $781,000 for the three months ended June 30, 2000 from $230,000 for the three months ended June 30, 1999. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense decreased 84.9% to $112,000 for the three months ended June 30, 2000 from $741,000 for the three months ended June 30, 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

Net Loss

        For the three months ended June 30, 2000, our net loss excluding the non-recurring items of restructuring charges and $1.0 million of abandoned-acquisition costs was $18.8 million or $0.32 per share. For the three months ended June 30, 1999, our net loss excluding a non-recurring charge for purchased in-process research and development was $11.9 million or $1.05 per share. For the three months ended June 30, 2000, our net loss was $54.9 million or $0.94 per share. For the three months ended June 30, 1999, our net loss was $17.3 million or $1.52 per share. The increase in the net loss was primarily due to:

        - Restructuring charges of $35.1 million;

        - Increased operating expenses, most significantly:

          - Personnel and related expenses of $3.2 million;

          - Advertising, public relations and trade show expenses of $2.5 million related to increased promotions and the development of our brand;

          - Professional services expenses of $1.3 million; and

          - Abandoned acquisition costs of $1.0 million.

        - Offset by:

          - Increased net benefit of $1.3 million in other (income) expense; and

          - $5.3 million of purchased in-process research and development in the prior year second quarter.

        The decrease in the net loss per share reflects an increase in our basic and diluted weighted average shares of 47.0 million. This increase is due primarily to the conversion of our preferred shares to 29.6 million shares of common stock and our initial public offering totaling 7.6 million common shares that was completed in November 1999. Potentially dilutive securities (including stock options) were antidilutive and therefore were excluded from the calculation of diluted loss per share.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenues

        Ticketing Services. Revenues from ticketing services increased 29% to $16.9 million for the six months ended June 30, 2000 from $13.0 million for the six months ended June 30, 1999. The increase in revenues was driven by the successful Wango Tango event in Los Angeles and the revenues related to our performer charity ticket auctions. In addition, revenues increased due to new clients, including internet enabled software licensees. The increase in revenues is partially offset by lost revenue related to a client who terminated its contract with us effective December 31, 1999. The termination resulted in a loss of approximately $2.0 million in revenues for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The number of tickets sold decreased by 3.3% to 2.6 million for the six months ended June 30, 2000 from 2.7 million for the six months ended June 30, 1999. The decrease in volume reflects the tickets lost with the client termination, partially offset by new clients.

        Software Services and Other. Revenues from software services and other increased 92% to $12.0 million for the six months ended June 30, 2000 from $6.2 million for the six months ended June 30, 1999. The revenues from our 1999 acquisitions contributed approximately $4.5 million of the increase. The remaining increase was driven by an increase in Internet product revenues, including web advertising sales and packages and growth in software license and support fees.

Cost of Services

        Ticketing Services. Costs of ticketing services increased 54% to $13.8 million for the six months ended June 30, 2000 from $9.0 million for the six months ended June 30, 1999. The increase was mainly attributable to the cost of guaranteed tickets for the Wango Tango event and costs related to the charity ticket auctions. These costs are partially offset by a decline in our clients' share of service fees consistent with the decline in volume. As a percentage of ticketing services revenues, total cost of ticketing services increased to 82% from 69%, primarily due to the high cost of services related to the tickets for the Wango Tango event and our charity ticket auctions.

        Software Services and Other. Costs of software services and other increased 77% to $6.3 million for the six months ended June 30, 2000 from $3.6 for the six months ended June 30, 1999. The increase was primarily caused by costs of sales from our acquired subsidiaries. As a percentage of software services and other revenues, costs of software services and other decreased to 53% from 57% for the six months in the prior year. The decrease in costs of sales as a percentage of revenues was primarily attributable to the increase in high margin Internet product revenue.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses increased 153% to $23.0 million for the six months ended June 30, 2000 from $9.1 million for the six months ended June 30, 1999. Sales and marketing expenses attributable to acquired companies accounted for $1.4 million of the increase. As a percentage of total revenues, sales and marketing expenses increased to 80% from 47%. In an effort to continue the development of our sales and marketing infrastructure, to develop the Tickets.com brand in support of our growth plans and to increase consumer awareness, we have increased our sales and marketing expenses significantly. Excluding acquisitions, we have increased advertising, promotions and trade show expenses by $8.0 million, professional services by $2.4 million and personnel and related expenses including facilities and travel by $1.9 million.

        Technology Development. Technology development expenses increased 79% to $8.6 million for the six months ended June 30, 2000 from $4.8 million for the six months ended June 30, 1999. Of this increase, $748,000 was related to technology development costs from our acquired subsidiaries. As a percentage of total revenues, technology development expenses increased to 30% from 25%. We invested approximately $3.0 million to develop and enhance our web site as well as expand the scalability of our infrastructure. This investment is reflected by increased personnel and related costs of $2.4 million and professional services of $270,000. We will continue to expand our technology development to enhance system functionality and broaden reporting capabilities and service delivery methods. Additionally, we have developed an aggressive schedule to complete the Internet connections for our software licensees to enable them to sell tickets on our web site as well as their own web sites.

        General and Administrative. General and administrative expenses increased 122% to $15.2 million for the six months ended June 30, 2000 from $6.8 million for the six months ended June 30, 1999. General and administrative expenses associated with acquired companies accounted for $1.7 million of the increase. As a percentage of revenues, general and administrative expenses increased to 53% from 35%. Excluding acquisitions, the increase was primarily due to increased payroll and related expenses, including facilities, travel, supplies and equipment of $2.7 million due to our continued investment in our managerial and administrative infrastructure commensurate with and to facilitate our growth. In addition, professional services increased by $2.3 million related primarily to legal and consulting fees including $1.0 million of abandoned acquisition costs related to the decision not to proceed with the merger of First Call International, Ltd.

        Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased 90% to $4.9 million for the six months ended June 30, 2000 from $2.6 million for the six months ended June 30, 1999. The increase was due to acquisitions that occurred after the first quarter of 1999.

Other (Income) Expense

        Interest (Income) Expense. Other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 394% to $1.9 million for the six months ended June 30, 2000 from $379,000 for the six months ended June 30, 1999. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense decreased 87.1% to $217,000 for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

Net Loss

        For the six months ended June 30, 2000, our net loss excluding the non-recurring items of restructuring charges and $1.0 million of abandoned-acquisition costs was $40.4 million or $0.70 per share. For the six months ended June 30, 1999, our net loss excluding a non-recurring charge for purchased in-process research and development was $18.0 million or $2.04 per share. For the six months ended June 30, 2000, our net loss was $76.5 million or $1.32 per share. For the six months ended June 30, 1999, our net loss was $23.3 million or $2.64 per share. The increase in the net loss was primarily due to:

        - Restructuring charges of $35.1 million;

        - Increased amortization expense of $2.3 million;

        - Increased operating expenses net of acquisitions, most significantly:

          - Personnel and related expenses of $7.0 million;

          - Advertising, public relations and trade show expenses of $8.1 million related to increased promotions and the development of our brand; and

          - Professional service expenses of $5.0 million, including $1.0 million of abandoned-acquisition costs;

        - Losses from acquired subsidiaries of $2.1 million;

        - Offset by $5.3 million of purchased in-process research and development recorded in the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 2000 our cash and cash equivalents decreased by $43.7 million to $50.4 million from December 31, 1999. The decrease resulted primarily from net cash used in operating activities of $37.0 million, purchases of property and equipment of $4.6 million, equity investments in strategic partners of $1.5 million, acquisitions of $1.4 million and payments on long-term debt and leases of $1.0 million. These uses were offset by proceeds from issuance of common stock of $1.7 million. Cash used in operating activities was primarily in connection with the funding of losses before depreciation, amortization, restructuring charges and certain non-cash marketing expenses of $30.7 million and decreases in accounts payable of $4.5 million and in deferred revenue and other liabilities of $1.3 million.

        From December 31, 1998 to June 30, 1999, cash and cash equivalents increased by $8.2 million. The increase mainly resulted from $29.9 million in proceeds from the issuance of 5,925,926 shares of Series D convertible preferred stock, net of issuance costs. The increase in cash was primarily offset by cash used in operating activities of $14.4 million, principal payments on long term debt of $3.2 million and purchases of property and equipment of $943,000. Cash used in operating activities was primarily for funding of the losses before depreciation, amortization and purchased in-process research and development of $13.7 million.

        We believe that cash on hand and the funds currently available through our credit facilities with our bank as of June 30, 2000 will be sufficient to fund operations and meet debt and other obligations through at least the next 12 months. However, under our credit facilities, we expect to be out of compliance with a certain covenant as of September 30, 2000. Based on our current projections, we will need to draw on the line of credit in the second quarter of fiscal year 2001. We are negotiating with our bank to amend or restructure our credit lines. If a mutually satisfactory agreement cannot be reached, we may have to pursue other alternatives for financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced and stockholders may experience additional dilution in net book value per share, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that we will be able to obtain additional financing when needed on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, or meet our obligations as they become due, any of which could have a material adverse effect on our business, financial condition and results of operations.

RISK FACTORS

        Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information in this report and our other filings with the SEC, including our annual report on form 10-K and subsequent reports on forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, there could be serious harm to our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

        If We Fail To Retain Clients, We May Experience A Loss Of Revenue. In order to achieve our intended growth and market presence, we must satisfy our current clients' needs, as well as the needs of clients of acquired companies. If we fail to do so, we may lose significant clients and the revenue we generate from those clients.

        We May Lose Key Personnel, Which Could Adversely Affect Our Relationships With Major Clients Or Strategic Partners And Impair The Effectiveness Of Our Operations. Key personnel may choose not to continue their employment with us for reasons including compensation, location, and the perception of career opportunities with us, our competitors, or in other industries. If we lose key personnel, our relationships with major clients or strategic partners who had close relationships with these personnel may be impaired. In addition, if we are unable to replace any key personnel that we may lose, we may suffer a disruption of operations and a decline in revenue.

        Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model That Requires A Substantial Move Into E-Commerce. Since 1996, we have completed eleven acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales on the Internet. To date, our revenues generated from Internet sales have not been significant. Internet related revenues comprised 25.4% and 23.5% of the second and first quarter of fiscal year 2000 total revenues, respectively. We cannot be certain that we will be successful in increasing our Internet sales in future periods. If we are not, our revenues will not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

        We Have Limited Experience In Offering E-Commerce Services To Consumers And May Not Be Able To Generate Substantial Revenues From Internet Sales. We began online ticket sales in the third quarter of 1997. Historically, we have sold tickets primarily through retail stores and telephone sales centers. In order to generate substantial revenues from online ticket sales, we must significantly increase the number of clients who use our online ticketing services. We cannot be certain that a substantial number of our clients will be able or choose to use our online ticketing services. The majority of our clients license our in-house systems for internal use and do not use any of our other outsourcing services. These clients generally use software systems that do not enable ticket sales over the Internet without a specific software upgrade. To date, only a portion of our clients are able to use our Internet ticketing services.

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

        Ticketmaster Corporation And Ticketmaster Online-CitySearch Have Filed A Lawsuit Against Us Which Could Impair Our Ability To Implement Our Business Model And Result In Substantial Payments To Them. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with payments to Ticketmaster Corporation and Ticketmaster Online-CitySearch. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources (see Note 7 in Item 1 "Financial Statements").

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

        - international, national and local outsourcing services providers, which may or may not currently offer online transactional capabilities.

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

        We Depend On Retail Stores To Reach Consumers, And If We Cannot Maintain These Relationships And Establish New Relationships, Our Ticket Sales Would Be Adversely Affected. A significant portion of our ticket sales are generated through arrangements with retail stores. Our contracts with these retail stores are generally for a one-year term, and subject to periodic negotiations regarding sales commissions, customer service and other matters. These stores cater to consumers who are likely to purchase tickets for sporting and entertainment events, and are attractive to other ticketing services. If we cannot maintain good retail relationships and continue to establish new relationships, our ability to reach consumers and generate sufficient ticket sales could be materially and adversely affected.

        We May Become Subject To More Restrictive E-Commerce Regulation That Could Adversely Affect Our Ability To Increase Internet Sales. We are subject to regulations applicable to businesses generally and laws or regulations applicable to e-commerce directly. Currently we believe that there are few laws and regulations directly applicable to the Internet and online ticketing services. It is likely, however, that a number of laws and regulations may be adopted with respect to the Internet or commercial online services that could affect our online ticketing services. Any new legislation or regulation, or the application of existing laws and regulations to the Internet and commercial online services could restrict our ability to grow our business according to our plan.

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

        We May Become Subject To State Regulation Of Ticket Sales, Which Could Impose Restrictions On The Manner And Pricing Of Our Ticket Sales. Many states and municipalities have adopted statutes regulating ticketing transactions within their jurisdictions. We cannot be certain whether any of these laws and regulations may be determined to be applicable to our business or whether new laws and regulations potentially adverse to our business will be adopted. If we become subject to additional laws and regulations, the manner and pricing of our ticket sales may be restricted, which could have an adverse effect on our revenues. Some states and municipalities require that ticket sellers obtain a resellers license. One or more states or municipalities could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction's reseller statute. Because we believe these statutes to be inapplicable to our activities, we may not be in compliance with these statutes. Governmental agencies or authorities could also argue that other state or local licensing or "ticket scalping" statutes apply to our activities. These statutes, among other things, limit the amount of service charges and other fees that may be charged in connection with ticket sales. Other state and local regulations establish maximum service fees on tickets for certain sporting and other events.

        Risks that may impede our ability to stabilize and decrease our operating costs are outlined below.

        If We Cannot Effectively Integrate Our Numerous Recent Acquisitions, We May Experience Increased Costs, Operating Inefficiencies, System Disruptions And The Loss Of Clients. The integration of acquired companies into a cohesive business requires the combination of different business models, financial, accounting and other internal systems, varied technologies and personnel who have dissimilar expertise and backgrounds. It also requires the management of companies or operating units that are geographically dispersed throughout the United States and internationally. We cannot be certain that we will be able to successfully integrate the operations, personnel or systems of these acquired companies in a timely fashion, if at all. If we fail to integrate operations and personnel effectively, we will experience duplication of costs and operating inefficiencies. If we are unable to integrate technologies successfully, we may experience system disruptions or failures that could result in the dissatisfaction or loss of clients. We also cannot be certain that we will achieve value from our acquisitions commensurate with the consideration paid. If we are unable to generate sufficient revenue from any acquired companies, we will experience an unanticipated shortfall in revenue and may fail to meet the expectations of investors. If this occurs, the market price of our common stock would likely decline.

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

        The Loss Of Personnel Could Require Us To Provide Costly Severance Packages, Which Could Adversely Affect Our Operating Results. Although we have employment agreements with several of our executive officers, including our Chief Executive Officer and our President, our executive officers and key employees may terminate their employment at any time for any reason. In some circumstances, termination of their employment could result in substantial payments by us for severance benefits under these employment agreements. In June 2000, in conjunction with the refocus of our strategy, we recorded restructuring charges which included $1.2 million of involuntary termination benefits.

        Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of June 30, 2000, we had goodwill and other intangible assets of $52.8 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time non-cash charge, which could be significant based on our acquisitions to date.

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

        We Expect To Continue To Incur Significant Net Operating Losses. We incurred net operating losses of approximately $55.4 million for the six months ended June 30, 2000. At June 30, 2000, we had an accumulated deficit of approximately $192.5 million. We expect to continue to incur significant losses on a quarterly and annual basis at least for the next 12 months, and we cannot be certain that we will achieve or sustain profitability. To the extent that our expenses grow faster than our revenues, our operating results will be adversely affected and anticipated net losses in a given quarter may be greater than expected. If this occurs, the market price of our common stock is likely to decline. Because we expect to continue to experience negative cash flow, we may need additional financing in the future, which may not be available or may require us to issue additional equity securities that could lead to substantial dilution to our stockholders. We have experienced negative cash flow from operations since our inception. We expect to continue to experience significant negative cash flow from consolidated operations in the future. We may have to raise additional financing if we experience unanticipated revenue shortfalls or can not borrow under our current credit facilities. We cannot be certain that additional financing will be available on acceptable terms if and when we need it. If financing is not available when required or is not available on acceptable terms, we may be unable to develop new services or enhance our present services, take advantage of business opportunities or respond to competitive pressures or meet our obligations as they become due. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we cannot obtain additional financing on satisfactory terms when we need it, our results of operations could be materially and adversely affected.

        Further factors which put our liquidity and capital resources at risk are as follows:

        Our Stock Price Is Likely To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. In the future we may be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and other resources.

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

YEAR 2000 READINESS

        As of July 31, 2000 we have not experienced any significant disruptions as a result of the rollover from 1999 to 2000. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties, upon which we rely, will not become apparent in the future that could harm our operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are not exposed to material market risks related to fluctuations in interest rates on our fixed and variable rate debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as breach of contract, trespass, providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. We filed an opposition and the Court held a hearing on July 31, 2000. The Court has not issued its final order on this motion.

        In May 2000 we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim and a hearing is scheduled for September 25, 2000.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of June 30, 2000 Tickets.com had remaining proceeds of $23.7 million from its initial public offering of shares of common stock registered under the Securities Act of 1933, as amended, pursuant to its Registration Statement on Form S-1 (Reg. No. 333-79709), declared effective by the SEC on November 3, 1999. Subsequent to February 29, 2000, $1.1 million of proceeds were used to acquire the assets of the Alaska-based CarrsTix ticketing company and the remaining proceeds were used for working capital and general corporate purposes.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 1, 2000, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected Nicholas E. Sinacori as a director to serve for a three-year term ending in 2003 or until his successor is duly elected and qualified, with 32,549,494 affirmative votes, 4,659,921 votes withheld, and no abstentions or broker non-votes.

ITEM 6: EXHIBITS

        Exhibit 27.1 -- Financial Data Schedule (filed electronically)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TICKETS.COM, INC.
                                             (Registrant)


Date: August 14, 2000                      By: /s/ W. Thomas Gimple
                                               ---------------------------------
                                               W. Thomas Gimple
                                               Co-Chairman of the Board and
                                               Chief Executive Officer


Date: August 14, 2000                      By: /s/ Tim Kelly
                                               ---------------------------------
                                               Tim Kelly
                                               President

                                  EXHIBIT INDEX

    EXHIBIT NO.                    DESCRIPTION
    -----------                    -----------
      27.1          Financial Data Schedule (filed electronically)