Form 10-Q
period 2000-09-30
TICKETS COM INC
filed 2000-11-14
CIK 1038083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000.

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, there were 59, 277,808 shares of the Registrant's Common Stock, par value $0.000225 per share, outstanding.

Part I: Financial Information

Item 1: Financial Statements

                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      2000               1999
                                                                   ---------           ---------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $  37,310           $  94,173
     Accounts receivables, net of allowances of
       $839 and $439, respectively                                    11,398               7,780
     Prepaid expenses and other current assets                        19,695              20,506
                                                                   ---------           ---------
         Total current assets                                         68,403             122,459
Property and equipment, net                                           14,314              11,163
Goodwill and intangible assets, net                                   50,600              86,838
Other assets                                                          18,740              15,320
                                                                   ---------           ---------
     Total assets                                                  $ 152,057           $ 235,780
                                                                   =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  14,982           $  18,250
     Accrued liabilities                                              11,733               5,358
     Current portion of long-term debt
       and capital lease obligations                                   2,491               2,115
     Deferred revenue and other
       current liabilities                                             3,406               4,418
                                                                   ---------           ---------
         Total current liabilities                                    32,612              30,141
Long-term debt and capital lease
  obligations, net of current portion                                  1,472               2,117
Other liabilities                                                      1,789               2,128
Minority interest                                                        383                 317
Stockholders' equity:
     Common stock, $.000225 par value; 270,000
       shares authorized; 59,275 and 57,082 shares
       issued and outstanding, respectively                               13                  13
     Additional paid-in capital                                      324,197             317,378
     Deferred compensation                                              (302)               (350)
     Accumulated deficit                                            (207,896)           (115,944)
     Cumulative other comprehensive loss                                (211)                (20)
                                                                   ---------           ---------
         Total stockholders' equity                                  115,801             201,077
                                                                   ---------           ---------
     Total liabilities and stockholders' equity                    $ 152,057           $ 235,780
                                                                   =========           =========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER  30,                          SEPTEMBER 30,
                                                       ----------------------------            -----------------------------
                                                          2000                1999                2000               1999
                                                       ---------           ---------           ---------           ---------
                                                      (UNAUDITED)                             (UNAUDITED)
Revenues:
     Ticketing services                                $   7,609           $   8,014           $  24,485           $  21,060
     Software services and other                           6,936               5,794              18,891              12,026
                                                       ---------           ---------           ---------           ---------
         Total revenues                                   14,545              13,808              43,376              33,086
                                                       ---------           ---------           ---------           ---------
Cost of services:
     Ticketing services                                    5,390               5,775              19,167              14,747
     Software services and other                           3,763               2,955              10,075               6,525
                                                       ---------           ---------           ---------           ---------
         Total cost of services                            9,153               8,730              29,242              21,272
                                                       ---------           ---------           ---------           ---------
Gross profit                                               5,392               5,078              14,134              11,814
Operating expenses:
     Sales and marketing                                   7,327               9,099              30,314              18,167
     Technology development                                3,049               3,337              11,636               8,130
     General and administrative                            8,245               5,006              22,434              11,833
     Amortization of goodwill and intangibles              2,542               2,275               7,441               4,851
     Abandoned acquisition costs                              --                  --                 995                  --
     Restructuring charges                                    --                  --              35,124                  --
     Purchased in-process research and development            --                  --                  --               5,340
                                                       ---------           ---------           ---------           ---------
         Total operating expenses                         21,163              19,717             107,944              48,321
                                                       ---------           ---------           ---------           ---------
Loss from operations                                     (15,771)            (14,639)            (93,810)            (36,507)
Other (income) expense:
     Other (income) expense                                 (430)                136              (2,084)              1,438
     Minority interest                                        33                  33                  67                 179
                                                       ---------           ---------           ---------           ---------
         Total other (income) expense                       (397)                169              (2,017)              1,617
                                                       ---------           ---------           ---------           ---------
Loss before provision for income taxes                   (15,374)            (14,808)            (91,793)            (38,124)
     Provision for income taxes                               --                  12                 110                  29
                                                       ---------           ---------           ---------           ---------
Net loss                                               $ (15,374)          $ (14,820)          $ (91,903)          $ (38,153)
                                                       =========           =========           =========           =========
Basic and diluted net loss per share                   $   (0.26)          $   (0.96)          $   (1.57)          $   (3.46)
                                                       =========           =========           =========           =========
Weighted average common shares outstanding                59,144              15,413              58,399              11,031
                                                       =========           =========           =========           =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                2000               1999
                                                              --------           --------
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(91,903)          $(38,153)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Restructuring charges                                         35,124                 --
  Purchased in-process research and development                     --              5,340
  Depreciation                                                   4,328              2,754
  Amortization of goodwill and intangibles                       7,441              4,851
  Noncash interest expense                                          --                237
  Noncash marketing expense(1)                                   3,934                 --
  Noncash compensation expense                                      48                 54
  Noncash consulting expense                                        --              1,418
  Minority interest                                                 67                179
Changes in operating assets and liabilities:
  Accounts receivable                                           (3,630)            (3,202)
  Prepaid expenses and other assets                             (2,424)            (4,796)
  Accounts payable                                              (3,416)             7,328
  Accrued liabilities                                            1,964               (352)
  Deferred revenue and other liabilities                        (1,432)               604
                                                              --------           --------
       Net cash used in operating activities                   (49,899)           (23,738)
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (4,960)            (1,982)
Equity investments in strategic partners                        (1,500)              (754)
Change in restricted cash                                           (7)               168
Acquisitions, net of cash acquired                              (1,429)            (7,348)
                                                              --------           --------
     Net cash used in investing activities                      (7,896)            (9,916)
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in line of credit                                      --                250
Principal payments on long-term debt                            (1,940)            (4,293)
Net proceeds from issuance of preferred stock                       --             59,908
Proceeds from issuance of common stock                           2,872              1,004
                                                              --------           --------
     Net cash provided by financing activities                     932             56,869
                                                              --------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (56,863)            23,215

CASH AND CASH EQUIVALENTS, beginning of period                  94,173             11,956
                                                              --------           --------

CASH AND CASH EQUIVALENTS, end of period                      $ 37,310           $ 35,171
                                                              ========           ========

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW
            INFORMATION:
            Interest paid                                          $     260          $2,131
                                                                   =========          ======
            Income taxes paid                                       $     --          $    5
                                                                   =========          ======
       SUPPLEMENTAL DISCLOSURE OF NONCASH
         INVESTING AND FINANCING ACTIVITIES:
            Accretion on redeemable common stock and warrants       $     --          $  884
                                                                   =========          ======
            Capital lease obligations entered into for equipment   $   1,752          $  396
                                                                   =========          ======
            Warrant issued in connection with the Major League
              Baseball agreement                                   $   4,100        $     --
                                                                   =========          ======

----------
(1) Non-cash marketing expenses represent marketing expenses prepaid in 1999 to Excite@Home and certain affiliates for advertising, promotional and related products and services to be provided over a three-year period. The total prepaid amount was $25 million and is expected to be used through December 2002.

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

2. RESTRUCTURE CHARGES

        At the end of the second quarter of fiscal 2000, we redirected our business strategy to focus on our core ticketing business. The strategy entails taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. The plan included an exit from the Internet portal strategy and related Internet products. In conjunction with the new strategy, we recorded restructuring charges of $35.1 million in the second quarter. The restructuring charges represented a write-off of certain intangible assets of $30.7 million and accruals of $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $400,000 related to the termination of existing contracts. In addition, as a result of our new business strategy and structure, our current operating segments may change.

        As of September 30, 2000, we have paid out approximately $700,000 in connection with involuntary termination benefits and approximately $400,000 for the termination of existing contracts.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        On December 3, 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", as amended by SAB Nos. 101A and 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses general disclosures of revenues at gross compared to net presentations as well as financial statement and Management's Discussion & Analysis ("MD&A") disclosures related to revenue recognition practices. Accounting under the provisions of SAB No. 101 is required to be adopted in the fourth quarter of this year. We believe the impact of adopting SAB No. 101 will be to net certain revenue sharing costs against revenue and will not have a material impact on our results of operations, cash flows or financial position.

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

7. LITIGATION

        On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as breach of contract, trespass, providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a motion for preliminary injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. On August 10, 2000 the Court denied this motion.

        In May 2000 we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim and on September 25, 2000, the Court denied this motion.


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

        In conjunction with our Employee Stock Purchase Plan, we issued 34,089 shares in January 2000, which represented $362,000 in participant contributions, and issued 100,153 shares in July 2000, representing $202,000 in participant contributions. Additionally, through September 30, 2000, 1,109,640 shares of common stock were issued, excluding those warrants discussed above, to employee and non-employee holders of options and warrants.

        In June 2000, we signed an agreement with Major League Baseball ("MLB") to provide ticketing e-commerce infrastructure and back-end systems to all MLB clubs, as their current online ticketing agreements expire, through the 2003 MLB season. In connection with this agreement we issued MLB a warrant to purchase 2 million shares of Tickets.com common stock at an exercise price equal to $3.806 per share. The warrant is fully vested and is first exercisable one year after the date of issuance or within six months from date of issuance if certain conditions are met. The warrant was valued at $4.1 million and is being amortized on a straight-line basis over the three-year life of the contract.

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

                                   (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                       ----------------------------------------------------------------------------
                       TICKETING SERVICES    SOFTWARE SERVICES           OTHER                TOTAL
                       ------------------    -----------------       ------------          ----------
Revenues                   $ 7,609               $ 6,580               $   356               $14,545
Gross profit                 2,219                 2,924                   249                 5,392

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                       ----------------------------------------------------------------------------
                       TICKETING SERVICES    SOFTWARE SERVICES           OTHER                TOTAL
                       ------------------    -----------------       ------------          ----------
Revenues                   $ 8,014               $ 5,497               $   297                $13,808
Gross profit                 2,238                 3,033                  (193)                 5,078

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                       ----------------------------------------------------------------------------
                       TICKETING SERVICES    SOFTWARE SERVICES           OTHER                TOTAL
                       ------------------    -----------------       ------------          ----------
Revenues                   $24,485               $16,995               $ 1,896               $43,376
Gross profit                 5,318                 7,409                 1,407                14,134

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                       ----------------------------------------------------------------------------
                       TICKETING SERVICES    SOFTWARE SERVICES           OTHER                TOTAL
                       ------------------    -----------------       ------------          ----------
Revenues                   $21,060               $11,499               $   527               $33,086
Gross profit                 6,313                 5,403                    98                11,814

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

OVERVIEW

        Tickets.com is a leading business-to-business ticketing solutions provider for live events. The company facilitates the sale of tickets by enabling venues and entertainment organizations with proprietary and cutting edge software, retail outlets, call centers and interactive voice response ("IVR") systems. Tickets.com builds private label Ticketing Gateways ("SM") to enable live entertainment organizations with e-commerce distribution platforms. The company also sells tickets directly to consumers at www.tickets.com, providing tickets and information on virtually all events and entertainment organizations, as well as offering related products and services. Tickets.com's automated ticketing solutions are used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the United States., Canada, Europe, Australia and Latin America. Tickets.com, Inc. is headquartered in Costa Mesa, California. Our general-purpose financial statements reflect two reporting segments: (1) ticketing services and (2) software services and other.

SOURCES OF REVENUE

Ticketing Services

        We primarily generate ticketing services revenue from per ticket service fees charged directly to consumers who purchase tickets through the Internet, telephone sales centers, interactive voice response systems and retail stores. In addition, we charge a per order handling fee to consumers for all tickets which we package and ship to the consumer. This typically includes all sales other than through retail stores. The sale of tickets for an event often commences several months prior to the scheduled date of the event. Ticketing service revenues relating to these sales are recognized when the tickets are sold. The amount of the service fees we charge varies from client to client, depending upon a number of factors, including the nature of the services to be rendered to the client, the amount and cost of equipment to be installed in the client's box office, the amount of advertising and promotional allowances provided, the type of event and the distribution channels used. The service fee for each client is determined by us and our clients through arms-length negotiations during the contract process. We generally do not purchase these tickets from our clients for resale to the public. In the event that we do purchase the tickets for resale, or guarantee the sale of a certain amount of tickets, we recognize the entire sales price of those tickets we purchased and sold or guaranteed as revenue.

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

        We also generate revenues from advertising on our web site, consumer-to-consumer auctions and travel and package sales, which may include travel, hotel, tickets to an event and related merchandise. Revenues for advertising are recognized when the ads are placed on our web site. Consumer-to-consumer auction revenues are derived from a fee paid by the seller and are recognized when the transactions are complete. The majority of our travel revenues are commissions received from our travel services provider. Packages are purchased for sale in advance or are sold through our travel service provider. Sales of packages purchased in advance or packages which we retain full risk of return, are recognized at the gross sales value of the package when the package is sold; therefore, if a package is left unsold or sells for less than the aggregate cost of the package, we incur losses on those packages. We receive commissions for packages sold through our travel service provider. As of August 2000 we no longer offer consumer-to-consumer auctions, travel or packages through our travel service provider on our website, www.tickets.com.

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

COST STRUCTURE

        Cost of Services. Cost of services associated with ticketing services primarily includes expenses related to the distribution and delivery of tickets. These expenses include primarily telephone sales center and distribution payroll, telecommunications and data communications, commissions paid on tickets distributed through outlets and our clients' share of service fees. In the event that we purchase tickets for sale or guarantee the sale of a certain amount of tickets, the face value of those tickets purchased or guaranteed are recorded as a cost of ticketing services revenues. Ticket auction costs of services are comprised of the face value of the ticket and the cost of processing the orders and delivery of the ticket. In addition, under arrangements with performers, the costs of ticket auctions also include certain amounts, above the face value of the tickets, that are donated to a charity of the performer's choice. As of May 2000, we no longer offer ticket auctions on our website. Cost of services associated with software services and other primarily includes costs related to the installation and support of our in-house systems mainly consisting of payroll and travel services related costs and the cost of hardware and software that we resell to our licensees. Also included is the cost of packages purchased for resale which may include hotel costs, merchandise costs and the face value of the event tickets.

        Operating Expenses. Our operating expenses are comprised of three primary categories: sales and marketing, technology development and general and administrative expenses and are generally expensed as incurred. Sales and marketing expenses consist principally of personnel expenses, consulting fees, advertising, trade shows and conventions, and promotional expenditures. Technology development expenditures consist primarily of personnel and related compensation costs, contract labor to support software development, configuration and implementation of our ticketing systems, telecommunications, web site and connectivity and support system infrastructure. General and administrative expenses consist of personnel expenses for management, accounting and administrative personnel, recruiting, professional services, facilities and other administrative expenses. Amortization of goodwill and intangibles is recorded on a straight-line basis over various estimated useful lives primarily ranging from three to 25 years. Covenants not to compete are amortized on a straight-line basis over the corresponding contract period. Our corresponding intangibles consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, client relationships, tradenames, assembled workforce and covenants not to compete. Goodwill represents the excess of cost over the fair value of identified net assets acquired in business combinations accounted for under the purchase method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

        Ticketing Services. Revenues from ticketing services decreased 5% to $7.6 million for the three months ended September 30, 2000 from $8.0 million for the three months ended September 30, 1999. The decrease in revenues was due to a client who terminated its contract with us effective December 31, 1999. The termination resulted in a loss of approximately $1.1 million in revenues for the third quarter of 2000 compared to the same period in the prior year. The decline in revenues was partially offset by an increase in revenues related to single-ticket sales for the Sydney 2000 Olympic Games and to new clients, including Internet enabled software licensees. The number of tickets sold remained constant at 1.7 million. We expect ticketing services revenues to grow as we acquire new clients and increase the number of Internet enabled licensees. Growth in these clients will be driven by our exclusive on-line ticketing agreement with Major League Baseball.

        Software Services and Other. Revenues from software services and other increased 20% to $6.9 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999. Revenues from acquisitions occurring subsequent to the second quarter of 1999 contributed approximately $800,000 of the increase. The remaining increase was driven by growth of our core software business, including services for the Salt Lake 2002 Olympic Winter Games and the completion of contracts related to our Access Control 2100's electronic turnstile system. We expect software services revenue to increase driven by the Salt Lake 2002 Olympic Winter Games and growth in our software product licensees.

Cost of Services

        Ticketing Services. Costs of ticketing services decreased 7% to $5.4 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999. The decrease was consistent with the decline in ticket revenue due to the client who terminated its contract with us effective December 31, 1999. As a percentage of ticketing services revenues, total cost of ticketing services decreased slightly to 71% from 72%, resulting in a slight increase in the gross profit margin to 29% from 28%. We expect gross profit margin to grow as we move away from high cost of service ticketing products and concentrate on migrating our core ticketing business to lower cost distribution channels. Also, as we expand into new regions we will be able to leverage the infrastructure created through this expansion to reduce our cost structure.

        Software Services and Other. Costs of software services and other increased 27% to $3.8 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. The increase was driven by costs of sales from our acquired subsidiaries of approximately $400,000 and costs of services related to the growth of our core software business. As a percentage of software services and other revenues, costs of software services and other increased to 54% from 51% for the same quarter in the prior year. The increase is primarily attributable to the high cost of services related to our Access Control 2100's electric turnstile system. As we focus on consolidating our support infrastructure, we expect the gross profit margin for software services and other to grow.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses decreased 19% to $7.3 million for the three months ended September 30, 2000 from $9.1 million for the three months ended September 30, 1999. As a percentage of total revenues, sales and marketing expenses decreased to 50% from 66%. The decrease is mainly attributable to a decline in professional services of $1.8 million, reflecting the issuance of warrants to performers in the prior year as well as the termination of our relationship with an advertising agency. The decrease also reflects a reduction in advertising expenses as we continue to focus our efforts on our clients instead of consumers. We expect our sales and marketing expenses to continue to decrease as we further direct our effort from high cost branding to combined client-driven advertising and promotions, a strategy that emphasizes our client relationships rather than that with the consumer.

        Technology Development. Technology development expenses decreased 9% to $3.0 million for the three months ended September 30, 2000 from $3.3 million for the three months ended September 30, 1999. As a percentage of total revenues, technology development expenses decreased to 21% from 24%. The decrease reflects our efforts to consolidate software code lines. The consolidation enables us to reduce costs as we support the development of fewer software products. As we focus our efforts on improving and expanding our core ticketing system, we expect a stabilization of our expenses and subsequently a reduction as we are able to reduce our development efforts to a support function for a single ticketing system.

        General and Administrative. General and administrative expenses increased 65% to $8.2 million for the three months ended September 30, 2000 from $5.0 million for the three months ended September 30, 1999. As a percentage of revenues, general and administrative expenses increased to 57% from 36%. The increase was primarily due to an increase in professional services expenses of $1.2 million, driven by legal costs associated with our litigation with Ticketmaster, and in bad debt expense of $700,000. The remainder of the increase was driven by payroll and related expenses, including travel, supplies and equipment of $500,000 representing investments in our managerial and administrative infrastructure to facilitate our growth, an increase in depreciation of $300,000, resulting from capital expenditures during 1999 and 2000, and an increase in advertising and promotional expenses of $300,000. We anticipate general and administrative expenses to decline as we continue to integrate the back-end operations of previous acquisitions, including consolidation of administration functions and reduction in office space.

        Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased 12% to $2.5 million for the three months ended September 30, 2000 from $2.3 million for the three month ended September 30, 1999. The increase was primarily due to acquisitions that occurred after the third quarter of 1999. We expect amortization expense to continue at current levels.

Other (Income) Expense

        Other (Income) Expense. Other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 15% to $592,000 for the three months ended September 30, 2000 from $695,000 for the three months ended September 30, 1999. The decrease is mainly due to a decrease of cash held in interest bearing accounts. Interest expense decreased 81% to $162,000 for the three months ended September 30, 2000 from $832,000 for the three months ended September 30, 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

Net Loss

        For the three months ended September 30, 2000, our net loss was $15.4 million or $0.26 per share. For the three months ended September 30, 1999, our net loss was $14.8 million or $0.96 per share. The increase in the net loss was primarily due to:

        -       Increased operating expenses, most significantly:

                -       Bad debt expense of $693,000;

                -       Depreciation expense of $444,000;

                -       Personnel and related expenses of $389,000, and

                -       Advertising and promotional expenses of $231,000.

        -       Offset by:

                - Increased net benefit of $567,000 in other (income) expense; and

                - Decreased operating expense related to professional services of $502,000.

        The decrease in the net loss per share reflects an increase in our basic and diluted weighted average shares of 43.7 million. This increase is due primarily to the conversion of our preferred shares to 29.6 million shares of common stock, the issuance of 8.4 million common shares related to 1999 acquisitions and our initial public offering totaling 7.6 million common shares that was completed in November 1999. Potentially dilutive securities (including stock options) were antidilutive and therefore were excluded from the calculation of diluted loss per share.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

        Ticketing Services. Revenues from ticketing services increased 16% to $24.5 million for the nine months ended September 30, 2000 from $21.1 million for the nine months ended September 30, 1999. The increase in revenues was driven by the success of the Wango Tango event in Los Angeles in the second quarter, revenues related to our performer charity ticket auctions as well as to new clients, including Internet enabled software licensees. The increase in revenues is partially offset by lost revenue related to a client who terminated its contract with us effective December 31, 1999. The termination resulted in a loss of approximately $3.1 million in revenues for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The number of tickets sold increased 2% to 4.4 million for the nine months ended September 30, 2000 from 4.3 million for the nine months ended September 30, 1999. The decrease in ticket volume due to the client termination was more than offset by new clients and single-ticket sales for the Sydney 2000 Olympics Games.

        Software Services and Other. Revenues from software services and other increased 57% to $18.9 million for the nine months ended September 30, 2000 from $12.0 million for the nine months ended September 30, 1999. The revenues from our 1999 acquisitions contributed approximately $5.3 million of the increase. The remaining increase was driven by an increase in Internet product revenues, including web advertising sales and packages, as well as growth in our core software business. Growth in our core software business reflects services for the Salt Lake 2002 Olympic Winter Games and the completion of contracts related to our Access Control 2100's electronic turnstile system.

Cost of Services

        Ticketing Services. Costs of ticketing services increased 30% to $19.2 million for the nine months ended September 30, 2000, from $14.7 million for the nine months ended September 30, 1999. As a percentage of ticketing services revenues, total cost of ticketing services increased to 78% from 70%, primarily due to the high cost of services related to the tickets for the Wango Tango event and our performer charity ticket auctions. These costs are partially offset by a decline in our clients' share of service fees consistent with the decline of ticket volume related to the lost client.

        Software Services and Other. Costs of software services and other increased 54% to $10.1 million for the nine months ended September 30, 2000 from $6.5 for the nine months ended September 30, 1999. The increase was primarily caused by costs of sales from our acquired subsidiaries of $2.8 million. The current year also includes cost of services related to the growth of our core software business, including services for the Salt Lake 2002 Olympic Winter Games and the completion of contracts related to our Access Control 2100's electronic turnstile system. As a percentage of software services and other revenues, costs of software services and other decreased slightly to 53% from 54%.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses increased 67% to $30.3 million for the nine months ended September 30, 2000 from $18.2 million for the nine months ended September 30, 1999. Sales and marketing expenses attributable to acquired companies accounted for $1.4 million of the increase. As a percentage of total revenues, sales and marketing expenses increased to 70% from 55%. The increase is primarily attributable to our efforts to expand our sales and marketing infrastructure to develop the Tickets.com brand in support of our growth plans and to increase consumer awareness through the second quarter of the current year. The increase is partially offset by a decrease in the current quarter as we focus on our clients instead of consumers and redirect our effort from high cost branding to combined client-driven advertising and promotions.

        Technology Development. Technology development expenses increased 43% to $11.6 million for the nine months ended September 30, 2000 from $8.1 million for the nine months ended September 30, 1999. Of this increase, $839,000 was related to technology development costs from our acquired subsidiaries. As a percentage of total revenues, technology development expenses increased to 27% from 25%. The increase is primarily due to approximately $3.0 million invested through the second quarter to develop and enhance our web site, as well as expand the scalability of our infrastructure. The increase is partially offset by a decline in the current quarter as we consolidate software code lines enabling us to reduce our development costs by focusing our efforts on improving and expanding a single ticketing system.

        General and Administrative. General and administrative expenses increased 90% to $22.4 million for the nine months ended September 30, 2000 from $11.8 million for the nine months ended September 30, 1999. General and administrative expenses associated with acquired companies accounted for $1.8 million of the increase. As a percentage of revenues, general and administrative expenses increased to 52% from 36%. Excluding acquisitions, the increase was primarily due to increased payroll and related expenses, including facilities, travel and supplies of $3.3 million due to the continued investment in our managerial and administrative infrastructure to facilitate our growth. This investment is expected to decline as we consolidate administrative functions as part of our restructure strategy. In addition, professional services increased by $3.6 million related primarily to legal and consulting fees including $1.0 million of abandoned acquisition costs a result of our decision not to proceed with the merger of First Call International, Ltd.

        Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased 53% to $7.4 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999. The increase was due to goodwill and intangibles related to our acquisitions that occurred after the first quarter of 1999.

Other (Income) Expense

        Interest (Income) Expense. Other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 129% to $2.5 million for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense decreased 85% to $379,000 for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

Net Loss

        For the nine months ended September 30, 2000, our net loss excluding the non-recurring items of $35.1 million in restructuring charges and $1.0 million of abandoned-acquisition costs was $55.8 million or $0.96 per share. For the nine months ended September 30, 1999, our net loss excluding a non-recurring charge for purchased in-process research and development was $32.8 million or $2.97 per share. For the nine months ended September 30, 2000, our net loss was $91.9 million or $1.57 per share. For the nine months ended September 30, 1999, our net loss was $38.1 million or $3.46 per share. The increase in the net loss was primarily due to:

        -       Restructuring charges of $35.1 million;

        -       Increased amortization expense of $2.6 million;

        - Increased operating expenses net of acquisitions. These increases reflect an investment consistent with our initial growth strategy for the first two quarters of the current year partially offset by a reduction in these expenses for the third quarter of the current year consistent with the redirection of our business as discussed in Note 2 of the financial statements. The most significant increases are as follows:

                -       Personnel and related expenses of $9.2 million;

                - Advertising, public relations and trade show expenses of $8.5 million related to increased promotions and the development of our brand; and

                - Professional service expenses of $4.4 million, including $1.0 million of abandoned-acquisition costs;

        -       Losses from acquired subsidiaries of $2.0 million;

        -       Offset by:

                - $5.3 million of purchased in-process research and development recorded in the prior year period;

                -       Increased net benefit of $3.5 million in other
                        (income)/expense.

        The decrease in the net loss per share reflects an increase in our basic and diluted weighted average shares of 47.4 million. This increase is due primarily to the conversion of our preferred shares to 29.6 million shares of common stock, the issuance of 8.4 million common shares related to 1999 acquisitions and our initial public offering totaling 7.6 million common shares that was completed in November 1999. Potentially dilutive securities (including stock options) were antidilutive and therefore were excluded from the calculation of diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2000 our cash and cash equivalents decreased by $56.9 million to $37.3 million from December 31, 1999. The decrease resulted primarily from net cash used in operating activities of $49.9 million, purchases of property and equipment of $5.0 million, equity investments in strategic partners of $1.5 million, acquisitions of $1.4 million and payments on long-term debt and leases of $1.9 million. These uses were partially offset by proceeds from issuance of common stock of $2.9 million. Cash used in operating activities was primarily for the funding of losses before depreciation, amortization, restructuring charges and certain non-cash marketing expenses of $41.1 million and decreases in accounts payable of $3.4 million and deferred revenue and other liabilities of $1.4 million and increases in accounts receivable of $3.6 million and prepaid expenses and other assets of $2.4 million.

        From December 31, 1998 to September 30, 1999, cash and cash equivalents increased by $23.2 million. The increase mainly resulted from $59.9 million in proceeds from the issuance of 13,333,335 and 3,333,332 shares of Series D and Series E convertible preferred stock, respectively, net of issuance costs. The increase in cash was primarily offset by cash used in operating activities of $23.7 million, acquisitions net of cash acquired of $7.3 million, principal payments on long term debt of $4.3 million and purchases of property and equipment of $2.0 million. Cash used in operating activities was primarily for funding of losses before depreciation, amortization and purchased in-process research and development of $25.2 million.

        We are currently pursuing and negotiating alternatives for additional financing to fund our expanding operations and to meet other obligations. We believe we will have a firm commitment for additional financing by mid-December 2000. If we are unable to secure such financing, we may not have sufficient cash to fund our expansion and to meet other obligations past the third quarter of 2001. This could have a material adverse effect on our business, financial condition and results of operations.

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

        We Expect To Continue To Incur Significant Net Operating Losses. We incurred net operating losses of approximately $91.9 million for the nine months ended September 30, 2000. At September 30, 2000, we had an accumulated deficit of approximately $207.9 million. We expect to continue to incur significant losses on a quarterly and annual basis at least for the next 12 months, and we cannot be certain that we will achieve or sustain profitability. To the extent that our expenses grow faster than our revenues, our operating results will be adversely affected and anticipated net losses in a given quarter may be greater than expected. If this occurs, the market price of our common stock is likely to decline. We have experienced negative cash flow from operations since our inception. We expect to continue to experience significant negative cash flow from consolidated operations. If we are unable to secure additional financing we will not have sufficient cash to fund our expansion and to meet other obligations. We cannot be certain that additional financing will be available on acceptable terms when we need it. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we cannot obtain additional financing on satisfactory terms when we need it, our results of operations could be materially and adversely affected.

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

        Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model That Requires A Substantial Move Into E-Commerce. Since 1996, we have completed eleven acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales on the Internet. Internet related revenues comprised 21.3% of total revenues for the nine months ended September 30, 2000. We cannot be certain that we will be successful in increasing our Internet sales in future periods. If we are not, our revenues will not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

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

        Ineffective Protection Of Our Trademarks And Service Marks Could Reduce The Value Of Our Brands. We rely on our ability to utilize our brand names "Tickets.com" and "1-800-TICKETS". We cannot be certain that the steps we have taken and will take to protect our brands will be adequate, and such steps may require considerable expenditures. Nor can we be certain that third parties will not infringe upon or misappropriate the copyrights, trademarks, trade dress and similar proprietary rights that currently protect our brands. Ineffective protection of these rights could reduce the value of our brands. We have applied to register the tradename "Tickets.com" and the stylized trademark "1.800.TICKETS" and we have registered the service mark "Advantix" and other trademarks in the United States. We have also applied to register the tradenames "Tickets.com" in various foreign countries. Effective trademark, service mark, copyright and trade secret protection will not be available or sought in every country in which our products and services are available online or by telephone. We may not be able to obtain effective trademark or service mark registration until the prolonged use of our marks has generated secondary meaning for purposes of trademark and service mark law. In addition, there are other parties who have corporate names or brand names very similar to ours, and whose names may also include the term "tickets," and who may, as a result, bring claims against us for trademark infringement or challenge our rights to register the tradename "Tickets.com," the stylized trademark "1.800.TICKETS," or both.

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

        If We Cannot Attract And Retain Qualified Personnel In A Cost Effective And Timely Manner, We May Not Be Able To Execute Our Growth Strategy. The significant growth of our business over the past two years due to our acquisition of eight companies has placed substantial demands on our management and other personnel. Our future growth, if any, will depend in part on our ability to attract, motivate and retain skilled technical, sales and management personnel. Competition for these personnel is intense, and we expect it to increase as e-commerce expands. We cannot be certain that we will be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, a significant portion of our workforce is comprised of telephone sales representatives. We compete with telemarketing firms, among others, for telephone sales personnel and sometimes must pay premium hourly wages to attract and retain them. In addition, their high turnover rate increases our recruiting and training costs. We cannot be certain that we will be able to continue to hire and retain qualified personnel to support our planned growth in a cost effective or timely manner. If we cannot, our ability to execute our growth strategy could be impaired.

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

        Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of September 30, 2000, we had goodwill and other intangible assets of $50.6 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time non-cash charge, which could be significant based on our acquisitions to date.

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

         Further factors which put our liquidity and capital resources at risk are as follows:

        Our Stock Price Has Been And May Continue To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. In the future we may be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and other resources.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are not exposed to material market risks related to fluctuations in interest rates on our fixed and variable rate debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Some of our contracts and liabilities are payable in foreign currencies. Accordingly, we are subject to exposure from adverse movement in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and denominated in the respective local currency.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that we have engaged in other wrongful acts, such as breach of contract, trespass, providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit us from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. Ticketmaster Corporation and Ticketmaster Online-

CitySearch have also filed a motion for preliminary injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. On August 10, 2000 the Court denied this motion.

        In May 2000 we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim and on September 25, 2000, the Court denied this motion.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of September 30, 2000 Tickets.com had remaining proceeds of $17.4 million from its initial public offering of shares of common stock registered under the Securities Act of 1933, as amended, pursuant to its Registration Statement on Form S-1 (Reg. No. 333-79709), declared effective by the SEC on November 3, 1999. Subsequent to August 14, 2000, $3.0 million of proceeds were paid to a major ticketing services client as an exclusivity fee in connection with a new long-term ticketing services agreement. The remaining proceeds were used for working capital and general corporate purposes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibit 27.1 -- Financial Data Schedule (filed electronically);
        b) No reports on Form 8-K were filed during quarter ended September 30, 2000.

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TICKETS.COM, INC.
                                          (Registrant)

Date: November 14, 2000                By: /s/ W. Thomas Gimple
                                          --------------------------------------
                                           W. Thomas Gimple
                                           Co-Chairman of the Board and
                                           Chief Executive Officer

Date: November 14, 2000                By: /s/ Eric P. Bauer
                                          --------------------------------------
                                           Eric P. Bauer
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NO.                  DESCRIPTION
   -----------                  -----------
      27.1         Financial Data Schedule (filed electronically)