Form 10-K
period 2000-12-31
TICKETS COM INC
filed 2001-04-02
CIK 1038083

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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


                                     ADDRESS
                               555 ANTON BOULEVARD
                          COSTA MESA, CALIFORNIA 92626

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 327-5400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:


                               TITLE OF EACH CLASS

                              NAME OF EACH EXCHANGE
                               ON WHICH REGISTERED

                        COMMON STOCK, $.000225 PAR VALUE

                           THE NASDAQ NATIONAL MARKET


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2001 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $35,041,976 (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2001, there were approximately 59,393,180 shares of Common Stock outstanding.

                              THE TABLE OF EXHIBITS
                           FILED APPEARS AT PAGE E-1.

                       DOCUMENTS INCORPORATED BY REFERENCE
              Portions of the proxy statement for the Registrant's

                     2001 Annual Meeting of Stockholders are
                incorporated by reference into Part III herein.


================================================================================

                                TICKETS.COM, INC

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


 ITEM    DESCRIPTION                                                    PAGE NO.
 ----    -----------                                                    --------
                                     PART I

  1      Business.......................................................    1
  2      Properties.....................................................    7
  3      Legal Proceedings..............................................    8
  4      Submission of Matters to a Vote of Security Holders............    8

                                    PART II

  5      Market For the Registrant's Common Equity and Related
           Stockholder Matters.........................................     8
  6      Selected Financial Data.......................................     9
  7      Management's Discussion and Analysis of Financial Condition
           and Result of Operations....................................    12
  7A     Quantitative and Qualitative Disclosures About Market Risk....    29
  8      Financial Statements and Supplementary Data...................    29
  9      Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure ...................................    30

                                    PART III

  10     Directors and Executive Officers of the Registrant............    30
  11     Executive Compensation........................................    30
  12     Security Ownership of Certain Beneficial Owners
           and Management..............................................    30
  13     Certain Relationships and Related Transactions................    30

                                    PART IV

  14     Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K....................................................    30

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

      Various "forward-looking statements" have been made in this Form 10-K, including information incorporated herein by reference within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in Tickets.com, Inc.'s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, Tickets.com, Inc., through its management, may make oral forward-looking statements.

      Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. These forward looking statements generally refer to future plans and performance, and are identified by the words "project," "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to expectations as of the date on which they are made. Certain statements in this Form 10-K, including those relating to Tickets.com, Inc.'s expected results, its anticipated cash requirements and sources, integration of previous acquisitions, a reduction in workforce, and consolidating of software code lines, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, and the successful integration of previous acquisitions and consolidation of software code lines. These and other factors identified in this Form 10-K, including but not limited to the risk factors discussed herein and in Tickets.com, Inc.'s previously filed public documents, could affect the forward-looking statements contained herein and therein. Tickets.com, Inc. undertakes no obligation to update publicly or revise any forward-looking statements or explain the reasons why actual results may differ.

       The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, among other things, should be considered in evaluating Tickets.com, Inc.'s prospects and future financial performance.

                                     PART I.

ITEM 1. BUSINESS

OVERVIEW

      Unless the context indicates otherwise, when we refer to "Tickets.com," "we," "us" or the "Company" in this Form 10-K, we are referring to Tickets.com, Inc. and its subsidiaries on a consolidated basis.

      We are a leading business-to-business ticketing solutions provider for live events. We facilitate the sale of tickets by enabling venues and entertainment organizations with proprietary and cutting edge software, through an integrated distribution network that includes the Internet, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America. We are the official ticket supplier to the 2002 Olympic Winter Games as well as the official online ticketing solutions provider for MLB Advanced Media, LP, the interactive media company of Major League Baseball. Our clients include Carnegie Hall, The John F. Kennedy Center for the Performing Arts, American Repertory Theatre, The Lincoln Center for Performing Arts, Royal Albert Hall, London Philharmonic Orchestra, Sydney Symphony, Myriad Convention Center, Thomas & Mack Center, Golden State Warriors, San Francisco Giants, Chicago Cubs, Oakland Raiders, The Marine Midland Arena, Syracuse University Carrier Dome and the Oakland Coliseum. Additionally, we sell tickets directly to consumers at our web site (www.tickets.com), which also provides information on virtually all events and entertainment organizations. In 2000, we sold approximately 5.7 million tickets for which we received service fees from ticket buyers.

      Unlike many other ticket sellers, our automated ticketing solutions offer the benefits of both outsourcing services and in-house systems to entertainment organizations. The flexible, open structure of our outsourcing services contrasts with the closed, proprietary systems of other ticket sellers that generally require the use of their full services as a condition to participating in their distribution network. As an outsourcing service, we offer a wide range of ticketing services, including ticketing inventory control, patron data management, and ticket sales through our online and traditional distribution network. As an in-house systems provider, we offer a variety of specially tailored, in-house systems, from general admission systems for amusement parks to highly sophisticated, multi-module systems for the world's leading performing arts centers and arenas. All of our in-house system products are scalable in that they may be adapted for both low and high volume transactions and for users with simple to complex ticketing needs. By using the Internet, advanced data communications technology and standardized open interfaces that connect our sales and distribution network to our in-house systems, we also offer entertainment organizations real-time Internet ticketing capabilities through their own private label web site or our web site.

      Tickets.com, Inc. was incorporated in Delaware in January 1995 as The Entertainment Express, Inc. We commenced business operations in May 1996. In December 1996 we changed our name to Advantix, Inc., and in May 1999 we changed our name to Tickets.com, Inc.

BUSINESS SEGMENTS

      At the end of the second quarter of fiscal 2000, we redirected the business strategy to focus on our core ticketing business. The strategy entails taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. The plan included an exit from the Internet portal strategy and related Internet products. The business segment information for the prior years has been restated.

      In conjunction with our restructure, we reorganized our operations into four reportable operating segments: Ticketing Services Group, Internet Ticketing Group, International Group and Other. Financial information about each segment for the fiscal years ended December 31, 2000, 1999, and 1998 are included in
Item 8 of this Form 10-K "Financial Statements and Supplementary Data".

      The following table sets forth our revenue from our different operating segments:


                                                                           YEAR ENDED DECEMBER 31
                                           -------------------------------------------------------------------------------------
                                                     2000                           1999                         1998
                                           --------------------------     --------------------------     -----------------------
                                                                           (Dollars in Thousands)
Ticketing Services Group............       $     32,724       55.8%       $     27,290      59.4%        $     27,507      93.1%
Internet Ticketing Group............             17,308       29.5%             11,164      24.3%               2,033       6.9%
International Group.................              6,340       10.8%              4,617      10.1%                  --        --%
Other...............................              2,298        3.9%              2,846       6.2%                  --        --%
                                           ------------   --------        ------------  --------         ------------  --------
                                           $     58,670      100.0%       $     45,917     100.0%        $     29,540     100.0%
                                           ============   ========        ============  ========         ============  ========


TICKETING SERVICES GROUP

      Through our Ticketing Services Group ("TSG"), we offer integrated ticket sales and distribution capabilities on an outsourced basis designed to meet the needs of a variety of entertainment organizations, from the general admission needs of fairs and parks to the highly sophisticated, high-capacity reserved seating needs of large performing arts centers, stadiums and arenas. Entertainment organizations that produce high-demand marquee events, such as large concert promoters, often require the broad sales and distribution capabilities that we provide. Some entertainment organizations rely on our infrastructure and products as their in-house systems and purchase and maintain their own computer and communications equipment. These organizations typically rely on us to store all necessary data on our computer equipment and provide them with access to that information through terminals at their box offices.

      We primarily generate our revenue from service fees charged directly to consumers who purchase tickets through the Internet, call centers, interactive voice response systems and retail outlets. In addition, we charge a per order handling fee to consumers for tickets that are purchased through a distribution channel other than our retail outlets. The sale of tickets for an event often commences several months prior to the scheduled date of the event. TSG revenues relating to these sales are recognized when the tickets are sold. If an event is cancelled, an allowance is established for potential convenience fee refunds. The amount of the service fees we charge varies from client to client, depending upon a number of factors, including the nature of the services to be rendered, the equipment to be installed, the amount of advertising and promotional allowances provided, the type of event and the distribution channels used. The service fee for each client is determined by us and our clients through arms-length negotiations during the contract process. The contract terms usually range from one to five years with automatic one-year renewals. We generally do not purchase tickets from our clients for resale to the public.

      Cost of services associated with TSG revenue generally relate to the distribution and delivery of tickets. These expenses include call centers, distribution payroll, telecommunications, data communications, and commissions paid on tickets distributed through our retail outlets.

INTERNET TICKETING GROUP

      Many of our software licensees, such as performing arts centers, prefer to manage their ticket sales through software products licensed through our Internet Ticketing Group ("ITG"). This service offered to our software licensees allows our clients to better control the level of service offered to, and gather relevant information about, their customers. These entertainment organizations can use consumer information to address their often complex season and subscription ticketing needs and develop marketing programs to target audiences for specific events. Under these arrangements, our clients license our in-house systems and purchase maintenance and other support services. Our maintenance and support contracts have terms ranging from one to five years and typically have automatic one-year renewals.

      Through ITG, we also offer our software licensees the ability to Internet enable their ticketing process. Our technology allows our licensees to sell their tickets over the Internet either on their own private label web site or through our website. We generate revenues on licensing fees, support fees and on the sale of tickets to events for these Internet enabled licensees, similar to our TSG clients. We generally are not involved in the delivery of these tickets and therefore we do not generate revenue from handling fees for these ticket sales.

      Cost of services associated with ITG revenue primarily includes costs related to the installation and support of our in-house systems, mainly consisting of payroll and travel, and related costs of hardware and software that is resold to licensees.

INTERNATIONAL GROUP

      Our International Group licenses software and provides Internet upgrades in approximately 25 countries around the globe. We maintain direct sales personnel internationally in the United Kingdom, the Netherlands, Germany, Australia and Canada.

      We generate revenues on licensing fees and support fees charged to licensees of our in-house systems. We recognize these revenues and cost of services consistent with the treatment described under ITG.

TRANSACTION APPLICATION GATEWAY

      In addition to our family of in-house systems, our proprietary ticketing technologies include our system-to-system interface, Transaction Application Gateway ("TAG"). TAG is a specialized software system that connects a variety of clients' ticketing systems to our system and our database through standard interfaces. We have developed TAG to achieve the standardization and scalability needed to simultaneously sell tickets for multiple entertainment organizations, independent of the ticketing system used by those organizations. TAG is capable of facilitating interaction between various automated ticketing solutions on one end, and various sales and distribution points on the other end. We intend to enhance TAG to create a distributed network capable of selling and printing tickets at any connected location, for any entertainment organization that uses our software as a transactional middleware.

      Our system-to-system interface is designed to store and maintain current event and ticket availability information from a variety of individual ticketing servers. Transaction records are centrally stored on TAG and are written to the specific automated ticketing solution's database to update inventory availability. In addition, our system-to-system interface can store and transmit to the corresponding ticketing server consumer information that can later be used for analysis and development of targeted marketing efforts by entertainment organizations. The open nature of the architecture of TAG also makes it possible to develop interfaces with a variety of sales and distribution channels, such as web sites, kiosks, interactive voice response applications, automated teller machines and WebTV.

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

      Although we believe that we compete favorably with respect to these factors, we expect we will be continually challenged by current competitors who may have significantly greater financial, marketing, customer service, distribution, technical and other competitive resources, as well as by new entrants into the industry. Our principal competitors include a large national provider of outsourcing services, smaller regional providers of outsourcing services, entertainment organizations that operate and maintain in-house ticketing systems, software companies that license in-house systems and a variety of Internet competitors.

      On a national level, we primarily compete with a national provider of online and offline automated ticketing solutions, Ticketmaster Corporation, which has operations in multiple locations throughout the United States. Ticketmaster has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally, and in Internet ticketing specifically, and has greater financial and other resources than we do. We seek to distinguish ourselves from our competitors in the following ways, among others:

      - Controlling the event experience -- Industry trends favor private event labeling. The venues and promoters want to control the consumer experience and capture all the related benefits. Through our state-of-the-art technology, we offer a multiple range of innovative operating solutions for our clients to drive ticket inventory.

      - Drive business to the web -- The business is moving to the web. We plan to focus on our proprietary business-to-business approach.

      - International expansion -- We believe that the ticketing industries in many international regions, including Europe and Asia, are fragmented and underserved, and entertainment organizations are generally not bound by exclusive long-term contracts. By combining our software presence with a strong brand and distribution capability overseas, we can rapidly develop the international marketplace.

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

      We have registered the tradename "Tickets.com" and the stylized trademark, "1.800.TICKETS," the service mark "Advantix" and other trademarks in the United States. We have also applied to register the tradename "Tickets.com" in various foreign countries.

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

      Although we believe we have valid proprietary rights to all of our intellectual property, the possibility exists that other parties will assert infringement claims or claims related to our business practices against us. We could be subject to claims of alleged infringement as a result of our actions or the actions of our licensees. We could also be subject to claims of alleged trademark infringement by parties whose corporate names are similar to ours.

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

     We currently hold the Internet domain names "tickets.com," "protix.com," "bass-tix.com," "basstickets.com," "fantastix.com" and others. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees.

GOVERNMENT REGULATION

Ticket Sales

      Many states and municipalities have adopted statutes regulating the sale of tickets within their jurisdictions and requiring that ticket sellers obtain a license. We believe that we are not required to qualify to do business, as ticket seller, in any state other than California, which does not require a license. One or more states or municipalities, however, could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction's reseller statute.

      Government agencies or authorities also could argue that other state or local licensing or "ticket scalping" statutes apply to our activities. Some state and local regulations establish maximum service and handling fees on tickets for sporting and other entertainment events, which are subject to these regulations. In addition, many states, including California, have laws and regulations governing the conduct of auctions. As of May 2000, we no longer provide auction services.

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

RECENT CONTRACT

Salt Lake Organizing Committee

      In December 1999, we entered into an agreement with the Salt Lake Organizing Committee ("SLOC") to be the Official Ticketing Services Supplier for the 2002 Olympic and Paralympic Winter Games ("Games"). Under the terms of the agreement, we are the exclusive ticketing services for the Games, including Internet, mail and telephone orders as well as the operation of the local and regional ticket retail outlets. Association with SLOC is expected to generate significant brand awareness for us via a specifically designed website, advertising as an "official sponsor", billboards during the Olympics, an onsite presence at the Games as well as online ticket advertising.

      We reached an agreement with SLOC that the ticketing services to be delivered by us are based on a fixed price contract, consisting of cash payments for $3.4 million; and the consideration for the marketing rights to advertise as an official supplier of the Games. The estimated market value of this agreement is $6.5 million. In accordance with the requirements under APB Opinion 29, "Accounting for Nonmonetary Transactions" and EITF Issue 99-17, "Accounting for Advertising Barter Transactions", the non-cash portion of this agreement represents a barter agreement. We recorded revenue of $1.3 million and recognized non-cash advertising expense of $459,000 relating to the non-cash portion of this transaction for the year ended December 31, 2000.

EMPLOYEES

      As of March 15, 2001, we had a total of 704 employees including 434 full-time and 270 part-time employees. The vast majority of our part-time employees serve as operators at our three call centers. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe our relationship with our employees to be good.

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

ITEM 2.  PROPERTIES

      Our principal administrative offices total approximately 40,000 square feet and are located in Costa Mesa, California under a lease that expires on September 2005. As part of a restructuring plan, we are consolidating facilities and will be reducing the amount of space that we lease for this facility to approximately 20,000 square feet by the beginning of the second quarter of 2001. Our call center in Concord, California is housed in an approximately 25,000 square-foot facility under a lease that expires on March 2007. Our call center in Cleveland, Ohio is located in an approximately 13,000 square-foot facility under a lease that expires on May 2005. Our telephone center in Fairfax, Virginia is housed in an approximately 11,000 square-foot facility under a lease that expires on November 2005. We also maintain other regional offices for technical development, sales and support services.

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

      We currently are not party to any material litigation, nor are we aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is traded on The Nasdaq National Market under the symbol "TIXX" since November 4, 1999. The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for our common stock for the periods indicated.

                                                   HIGH         LOW
                                                   ----         ---
 FISCAL 2000

 Fourth quarter ............................      $ 1.53      $  .13

 Third quarter .............................      $ 3.81      $  .94

 Second quarter ............................      $ 9.38      $ 2.25

 First quarter .............................      $19.00      $ 6.88

 FISCAL 1999

 Fourth quarter (beginning November 4, 1999)      $32.00      $14.00

      On December 15, 2000, Nasdaq sent us a deficiency notice, informing us that we had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by Nasdaq Marketplace Rules and that we would be provided 90 calendar days to regain compliance. As of March 15, 2001, we had failed to increase our bid price to at least $1.00 for a minimum of 10 consecutive days. On March 21, 2001, Nasdaq provided us with written notification of the staff's determination to delist our common stock. Tickets.com has appealed the delisting determination and a Nasdaq hearing has been scheduled for May 10, 2001. The delisting action has been stayed pending a final determination by a Listing Qualifications Panel.

      No assurance can be given that our appeal will be successful. If our common stock is delisted by Nasdaq, it would trade on the OTC Bulletin Board or the "pink sheets," maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets.

      On March 15, 2001, the closing sales price per share of our common stock, as reported on the Nasdaq National Market was $0.59. On March 15, 2001, there were 386 holders of record of our common stock.

DIVIDEND POLICY

      We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     None

ITEM 6.  SELECTED FINANCIAL DATA

TICKETS.COM, INC.

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data presented for the years ended December 31, 2000, 1999, 1998, 1997, and the period from May 31, 1996 (Inception) to December 31, 1996, and the consolidated balance sheet data as of December 31, 2000, and 1999, 1998, 1997 and 1996 are derived from our audited consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2000, 1999, and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 are included elsewhere in this Form 10-K. The selected consolidated financial data for Tickets.com, Inc. and its subsidiaries includes the historical financial data for Bay Area Seating Service, Inc., ProTix, Inc., California Tickets.com, Inc., TicketsLive Corporation, dataCulture, Ltd., and Lasergate Systems, Inc. from the dates of the acquisitions. Please be advised that historical results are not necessarily indicative of the results to be expected in the future.

BAY AREA SEATING SERVICE, INC. (PREDECESSOR TO TICKETS.COM, INC.)

      The selected financial data for Bay Area Seating Service, Inc., which we acquired on September 26, 1997, are also included. Under the rules and regulations of the Securities and Exchange Commission, Bay Area Seating

Service is deemed to be a predecessor of Tickets.com. The statement of operations data presented for the years ended March 31, 1997 and 1996 and the selected balance sheet data as of March 31, 1997 and 1996 are derived from Bay Area Seating Service's audited financial statements, which were audited by Burr, Pilger & Mayer, Inc., Bay Area Seating Service's independent public accountants. The statement of operations data for the period from April 1, 1997 to September 26, 1997, the date we acquired Bay Area Seating Service, are derived from the audited financial statements for that period and were audited by Arthur Andersen LLP, our independent public accountants.

TICKETS.COM, INC. AND SUBSIDIARIES

                                                                                                      MAY 31, 1996
                                                                                                     (INCEPTION) TO
                                                                                                       DECEMBER 31,
                                                       2000         1999         1998         1997         1996
                                                    ---------    ---------    ---------    ---------    ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                      (In thousands, except per share data)

Revenue .........................................   $  58,670    $  45,917    $  29,540    $  11,647    $   1,242
Cost of services ................................      37,651       30,100       18,706        8,413        1,430
                                                    ---------    ---------    ---------    ---------    ---------
Gross profit (loss) .............................      21,019       15,817       10,834        3,234         (188)
Operating expenses ..............................     128,903       78,419       43,668        8,223        2,915
                                                    ---------    ---------    ---------    ---------    ---------

Loss from operations ............................    (107,884)     (62,602)     (32,834)      (4,989)      (3,103)
Other expenses(a) ...............................      (2,155)         915        2,027        1,110          146
                                                    ---------    ---------    ---------    ---------    ---------

Net loss before extraordinary item ..............    (105,729)     (63,517)     (34,861)      (6,099)      (3,249)
Extraordinary item(b) ...........................          --       (3,083)          --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
Net loss ........................................   $(105,729)   $ (66,600)   $ (34,861)   $  (6,099)   $  (3,249)
                                                    =========    =========    =========    =========    =========

Basic and diluted net loss per share before
  extraordinary item ............................   $   (1.80)   $   (3.38)   $   (6.08)   $   (1.17)   $    (.65)
Basic and diluted net loss per share from
  extraordinary item ............................          --        (0.16)          --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
Basic and diluted net loss per share ............   $   (1.80)   $   (3.54)   $   (6.08)   $   (1.17)   $    (.65)
                                                    =========    =========    =========    =========    =========
Weighted average common shares outstanding ......      58,619       18,781        5,734        5,199        5,000

                                                            2000       1999       1998        1997       1996
                                                          --------   --------   --------    --------    -------
                                                                              (In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Total assets ..........................................   $131,416   $235,780   $ 38,512    $ 47,922    $ 6,090
Working capital (deficit) .............................     24,976     92,318     (8,179)     (1,538)    (2,163)
Total long-term debt(c) ...............................      1,406      2,117     20,232      23,493      4,968
Redeemable common stock and warrants ..................         --         --      4,506       3,599      2,500
Total stockholders' equity (deficit) ..................    102,019    201,077    (11,929)      2,186     (4,396)

(a) Other expenses include principally interest expense, net of interest income, and to a lesser degree, minority interest and provision for income taxes.

(b) The extraordinary item reflects the non-cash interest expense recorded related to the write-off of unamortized note discount in connection with the early retirement of approximately $14.1 million in long-term debt.

(c) Amounts classified as long-term debt consist of long-term debt and capital lease obligations, net of current portion.


BAY AREA SEATING SERVICE, INC. (PREDECESSOR)      APRIL 1, 1997
                                                        TO                  YEAR ENDED MARCH 31,
                                                   SEPTEMBER 26,        ---------------------------
                                                       1997                1997            1996
                                                  --------------        -----------     -----------
                                                                    (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues..........................................  $    10,858         $    20,561     $    18,752
Cost of services..................................        4,203               7,866           7,381
                                                    -----------         -----------     -----------
Gross profit......................................        6,655              12,695          11,371
General and administrative expenses...............        6,301              12,212          11,322
                                                    -----------         -----------     -----------
Income from operations............................          354                 483              49
Other income (expense), net(a)....................          261                 356             402
Provision for income taxes........................         (211)               (278)           (162)
                                                    -----------         -----------     -----------
Net income........................................  $       404         $       561     $       289
                                                    ===========         ===========     ===========


                                                        AS OF MARCH 31,
                                                 ---------------------------
                                                     1997            1996
                                                 -----------     -----------
                                                         (IN THOUSANDS)
 CONSOLIDATED BALANCE SHEET DATA:
 Total assets................................... $    14,443     $    12,818
 Working capital................................         749           1,591
 Total long-term debt(b)........................           1               6
 Retained earnings..............................       2,407           1,897
 Total shareholders' equity.....................       3,355           2,846

- ----------

(a) Other income (expense), net includes principally interest income net of interest expense and other miscellaneous income and expenses.

(b) Amounts classified as long-term debt consist of long-term debt and capital lease obligations, net of current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following table sets forth actual operating results for the 2000, 1999 and 1998 periods as a percentage of revenue.



                                                                               YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                          2000          1999          1998
                                                                         ------        ------        ------
Revenue ...........................................................       100.0%        100.0%        100.0%
Cost of services ..................................................        64.2%         65.6%         63.3%
                                                                         ------        ------        ------
Gross profit ......................................................        35.8%         34.4%         36.7%
                                                                         ------        ------        ------
Operating expenses:
  Sales and marketing .............................................        67.2%         75.6%         24.8%
  Technology development ..........................................        23.7%         27.3%         21.7%
  General and administrative ......................................        52.3%         40.4%         31.2%
  Amortization of goodwill and intangibles ........................        16.7%         15.8%          7.0%
  Restructuring charges ...........................................        59.9%           --            --
  Impairment of long-lived assets .................................          --            --          57.6%
  Purchased in-process research and development ...................          --          11.6%          5.4%
          Total operating expenses ................................       219.7%        170.8%        147.8%
Loss from operations ..............................................      (183.9%)      (136.3%)      (111.2%)
Other (income) expense:
  Interest income .................................................        (5.1%)        (4.8%)        (3.0%)
  Interest expense ................................................         1.2%          6.4%         10.0%
  Minority interest ...............................................          --           0.3%         (0.2%)
                                                                         ------        ------        ------
          Total other expense, net ................................        (3.9%)         1.9%          6.8%
                                                                         ------        ------        ------
Loss before provision for income taxes and extraordinary item .....      (180.0%)      (138.3%)      (118.0%)
  Provision for income taxes ......................................         0.2%           --            --
                                                                         ------        ------        ------
Net loss before extraordinary item ................................      (180.2%)      (138.3%)      (118.0%)
  Extraordinary item -- loss on early retirement of debt ..........          --          (6.7%)          --
                                                                         ------        ------        ------
Net loss ..........................................................      (180.2%)      (145.0%)      (118.0%)
                                                                         ======        ======        ======


      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such financial statements included elsewhere in this Form 10-K. The following discussion contains various forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in this section of this Form 10-K.

OVERVIEW

      We are a leading business-to-business ticketing solutions provider for live events. We facilitate the sale of tickets by enabling venues and entertainment organizations with proprietary and cutting edge software, through an integrated distribution network that includes the Internet, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America.

ACQUISITION HISTORY

      We were incorporated in Delaware in January 1995 as The Entertainment Express, Inc. Our operations commenced in May 1996 with the acquisition of the assets of Hill Arts and Entertainment Systems, Inc., which included a proprietary in-house system used by a wide variety of entertainment organizations. In December 1996, we acquired the call center and outsourcing services operations of the Advantix division of Playhouse Square Foundation, an Ohio-based performing arts center and outsourcing services provider, at which time we changed our name to Advantix, Inc., and in May 1999, we changed our name to Tickets.com, Inc. We have grown principally through acquisitions of regional outsourcing services providers and of in-house systems providers.

1997 Acquisitions

     Fantastix Ticket Company, LLC. In August 1997, we acquired the assets of Fantastix Ticket Company, LLC, a Buffalo, New York-based outsourcing services provider. The purchase price was $852,000. By acquiring Fantastix, we acquired outsourcing services contracts with several prominent entertainment organizations in western New York. The operating results of Fantastix have been included in our consolidated financial statements from the date of the acquisition.

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

1998 Acquisition

     ProTix, Inc. In September 1998, we acquired ProTix, Inc., a Madison, Wisconsin-based outsourcing services provider and developer of in-house systems. The aggregate purchase price was $9.7 million, which includes costs of the acquisition. The acquisition of ProTix added to our family of in-house systems. The operating results of ProTix have been included in our consolidated financial statements from the date of the acquisition.

1999 Acquisitions

     TicketStop, Inc. In March 1999, California Tickets.com purchased all of the outstanding common stock of TicketStop, Inc. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an initial cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $400,000, was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in an additional cash payment of approximately $400,000 and an equal amount of additional goodwill. The operating results of TicketStop have been included in our consolidated financial statements from the date we acquired California Tickets.com.

     California Tickets.com, Inc. In April 1999, we completed the acquisition of California Tickets.com, and in May 1999 we changed the name of our company to Tickets.com, Inc. The aggregate purchase price was $41.5 million. The acquisition of California Tickets.com added some of our most significant brand assets, including our web site address (www.tickets.com) as well as our 1-800-TICKETS telephone number. The operating results of California Tickets.com have been included in our consolidated financial statements from the date of the acquisition.

     TicketsLive Corporation. In April 1999, we completed the purchase of all the outstanding capital stock of TicketsLive Corporation. The aggregate purchase price was $26.0 million. The acquisition of TicketsLive added a suite of in-house systems and software products licensed in the United States, Europe and Australia, to our existing family of in-house systems. In addition, we acquired our system-to-system interface, the Transaction Application Gateway, which facilitates our ability to sell tickets on our web site from a variety of sources. The operating results of TicketsLive Corporation have been included in our consolidated financial statements from the date of the acquisition.

     dataCulture, Ltd. In August 1999, we purchased all of the outstanding capital stock of dataCulture, Ltd. The acquisition of dataCulture added another product to our family of in-house systems, an expanded presence in the United Kingdom, and client relationships with several well-known entertainment organizations in the United Kingdom. The aggregate purchase price was Pound Sterling 4.0 million, or the equivalent of approximately $6.5 million at August 23, 1999. The operating results of dataCulture have been included in our consolidated financial statements from the date of the acquisition.

     Lasergate Systems, Inc. In December 1999, we completed the acquisition of Lasergate Systems, Inc. The acquisition of Lasergate added a suite of products to our family of in-house systems. The operating results of Lasergate have been included in our consolidated financial statements from the date of acquisition.

2000 Acquisition

     CarrsTix. In June 2000, we completed the acquisition of CarrsTix from a subsidiary of Safeway, Inc. The aggregate purchase price was $1.1 million. This agreement allows us to provide service in Alaska and future access to Safeway stores in Washington, Montana and Idaho. The acquisition of CarrsTix added new client relationships including Alaska's top venues, which are Alaska Center for Performing Arts, the 8,700-seat Sullivan Arena/Egan Center, the 6,500-seat Carlson Center and the University of Alaska, Anchorage. The operating results of CarrsTix have been included in our consolidated financial statements from the date of the acquisition.

RESULTS OF OPERATIONS

     Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our financial statements during the years ended December 31, 2000, 1999, and 1998, we have incurred losses of $105.7 million, $66.6 million, and $34.9 million, respectively. We expect to continue losses in the near future. These factors among others, may indicate that we will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Ticketing Services Group. Revenues from TSG increased 19.8% to $32.7 million for the year ended December 31, 2000 from $27.3 million for the year ended December 31, 1999. With the successful performances by Wango Tango, Backstreet Boys, Billy Joel and WWF Smack Down, our revenues relating to service fees increased in correlation with the increase in ticket volume sales. In addition, our revenue increased due to our performer charity ticket auctions as well as to new clients. The increase in revenues was partially offset by lost revenue related to a large Bay Area Seating Service client who terminated its contract with us effective December 31, 1999. The termination resulted in a loss of approximately $3.7 million in revenues in 2000 compared with 1999. The decrease in ticket volume due to the client termination was more than offset by new clients and single-ticket sales from the Sydney 2000 Olympics Games.

     Internet Ticketing Group. Revenues from ITG increased 54.5% to $17.3 million for the year ended December 31, 2000 from $11.2 million for the year ended December 31, 1999. A full year of revenues from our 1999 acquisitions contributed approximately $3.2 million of the increase. The remaining increase was the result of increased ticket volume from our Internet enabled software licensees. Included in ITG's revenue for the year ended December 31, 2000 was $1.3 million relating to the non-cash portion of the SLOC agreement.

     International. International revenues increased 37.0% to $6.3 million for the year ended December 31, 2000 from $4.6 million for the year ended December 31, 1999. We expect International revenues to continue to grow as we increase the number of software product licensees and Internet enabled licensees in new markets and countries.

     Other. Other revenues decreased 17.9% to $2.3 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. This reflects our exiting from the original Internet portal strategy.

Cost of Services

      Ticketing Services Group. Cost of services for TSG increased 30.2% to $25.9 million for the year ended December 31, 2000 from $19.9 million for the year ended December 31, 1999. As a percentage of TSG revenues, total cost of services for TSG increased to 79.2% from 72.9%. The increase was mainly attributable to costs related to charity ticket auctions, which primarily consist of the face value of the tickets and amounts due to the charitable organizations. Additionally, the increase was attributable to the cost of guaranteed tickets for the Wango Tango event. These costs were partially offset by a decline in our client's share of service fees consistent with the decline of ticket volume related to the loss of a large Bay Area Seating Service client in December 1999.

      Internet Ticketing Group. Cost of services for ITG increased 43.9% to $8.2 million for the year ended December 31, 2000 from $5.7 million for the year ended December 31, 1999. A full year of costs from our 1999 acquisitions contributed approximately $3.0 million of the increase. The current year also includes cost of services related to the growth in our license and support business, including services for the Salt Lake 2002 Olympic Winter Games. As a percentage of ITG revenue, cost of services decreased to 47.4% from 50.9%.

      International. Cost of services for International increased 36.4% to $ 3.0 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. The increase was primarily caused by cost of services from our acquired subsidiary, dataCulture, in August 1999.

      Other. Other cost of services decreased 78.3% to $0.5 million for the year ended December 31, 2000 from $2.3 million for the year ended December 31, 1999. The decrease was consistent with the decrease in revenue due to our change in business strategy from an Internet portal.

 Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 13.5% to $39.4 million for the year ended December 31, 2000 from $34.7 million for the year ended December 31, 1999. As a percentage of total revenues, sales and marketing expenses decreased to 67.2% from 75.6%. The decrease is mainly attributable to the decline in professional services, reflecting the issuance of warrants to performers in the prior year as well as termination of our relationship with an advertising agency in the year ended December 31, 2000. The decrease also reflects a reduction in advertising expenses as we continue to focus our efforts on our clients instead of building our brand. We expect our sales and marketing expenses to continue to decrease as we further direct our effort from high cost branding to combined client-driven advertising and promotions, a strategy that emphasizes our client relationships.

      Technology Development. Technology development expenses increased 11.2% to $13.9 million from $12.5 million for the year ended December 31, 1999. Of this increase, $662,000 was related to technology development expenses from our acquired subsidiaries. As a percentage of total revenues, technology development expenses decreased to 23.7% from 27.3%. The decrease reflects our efforts to consolidate software code lines. The consolidation enables us to reduce costs as we support the development of fewer software products. We continue efforts to improve and expand our core ticketing system, and we expect a greater stabilization of our expenses and additional benefits from consolidation as we reduce our development efforts to a support function for a single ticketing system.

      General and Administrative. General and administrative expenses increased 65.9% to $30.7 million for the year ended December 31, 2000. As a percentage of total revenue, general and administrative expenses increased to 52.3% from 40.4% in the prior year. Approximately $3.6 million of the increase was due to an increase in professional services expenses, related to legal costs associated with our litigation with Ticketmaster, and a write-off of approximately $1.0 million of acquisition costs related to an abandoned merger with First Call International, Ltd., a United Kingdom ticketing services and software provider. Bad debt expenses contributed $1.7 million of the increase. Our 1999 acquisitions contributed approximately $1.6 million of additional administration costs from continuing multiple operations. The remainder of the increase was the result of payroll and related expenses, including travel, supplies, computer maintenance and telephone expenses representing investments in our managerial and administrative infrastructure to facilitate our growth, an increase in depreciation of $1.6 million, resulting from capital expenditures during 1999 and 2000, an increase in insurance and business taxes of $1.1 million, an increase in office rent and related expenses of $900,000, and an increase in accounting fees and professional fees for investor relations of $500,000. We anticipate general and administrative expenses to decline as we continue to integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space.

      Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased 34.2% to $9.8 million for the year ended December 31, 2000 from $7.3 million for the year ended December 31, 1999. The increase was primarily due to the amortization of goodwill from acquisitions that occurred in 1999.

      Restructuring Charge. In connection with the new strategy, we recorded restructuring charges of $35.1 million. The restructure charges comprise $30.7 million related to the write-off of certain intangible assets, $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $400,000 related to terminated contracts. The write-off of certain intangible assets represents a noncash impairment charge. Due to the abandonment of the ticketing portal strategy and the planned reduction in code lines, we determined certain intangible assets, related to the acquisitions of California Tickets.com and Lasergate Systems, Inc., met the test for impairment. Accordingly, we have reduced the carrying value of the related long-lived assets to their estimated fair value, determined based upon a discounted cash flow method. We also reviewed the estimated lives of certain of our long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The impairment charge had no impact on our cash flows for the year ended December 31, 2000 or our ability to generate cash flows in the future. In conjunction with the review for impairment, the remaining estimated lives of some long-lived assets were shortened, offsetting the benefit to amortization expense of a reduced carrying value.

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

      Total Other (Income) Expense. Total other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 36.4% to $3.0 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense decreased 76.1% to $716,000 for 2000 from $3.0 million in 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

      Net Loss. For the year ended December 31, 2000, our net loss before extraordinary item was $105.7 million or $1.80 per share. For the year ended December 31, 1999, our net loss before extraordinary item was $63.5 million or $3.38 per share. The increase in the net loss before extraordinary item was primarily due to:

      -    Restructuring charges of $35.1 million;

      -    Increased operating expenses, most significantly:

           -  Increased non-cash marketing expenses of  $5.5 million;

           -  Increased amortization and depreciation expenses of $5.0 million;

           -  Personnel and related expenses of $5.3 million;

            - Advertising, public relations and trade show expenses of $7.1 million related to increased promotions and the development of our brand;

            -     Professional services expenses - legal fees of $3.0 million;
                  and

            -     Abandoned acquisition costs of $1.0 million.

      These factors contributing to our increase in net loss before extraordinary item, were offset by the following factors:

      - An increase in total revenues in 2000, net of acquisitions, of $5.8 million and,

      -     Increased net benefit of $3.1 million in other (income) expense; and

      - $5.3 million of purchased in-process research and development in the prior year second quarter;

      -     $4.0 million of non-employee stock-based compensation;

      The decrease in the net loss per share reflects the increase in our basic and diluted weighted average shares of 39.8 million. This increase is due to the conversion of our preferred shares to 29.6 million shares of common and our initial public offering totaling 7.6 million shares that was completed in November 1999. The convertible preferred stock and other potentially dilutive securities (including stock options) were antidilutive and therefore excluded from the calculation of diluted loss per share.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Revenues

      Ticketing Services Group. Revenues from TSG decreased 0.7% to $27.3 million for the year ended December 31, 1999 from $27.5 million for the year ended December 31, 1999. The acquisition of ProTix, Inc. contributed $4.5 million in revenue for the year ended December 31, 1999. Excluding the acquisitions, overall ticket volume would have decreased 980,000 tickets, or $3.2 million, primarily because of the impact during the year of contract terminations by clients obtained through our acquisition of Bay Area Seating Service in 1997. As of December 31, 1998, we had ceased providing services to these clients. The decrease in our ticket volume from these terminations resulted in approximately a $4.4 million decrease in revenues. The loss of revenue was partially offset by $1.0 million of incremental revenues from our charity ticketing auctions and an increase in the average service and handling fees of $300,000.

      Internet Ticketing Group. Revenues from ITG increased 460% to $11.2 million in 1999 from $2.0 million in 1998. Acquisitions contributed to the majority of the increase in revenues for the year ended December 31, 1999. Revenues consisted of software and license fees for our in-house products.

      International. International revenue was $4.6 million for the year ended December 31, 1999. There were no International operations for the year ended December 31, 1998. The increase in International operations is a direct result of the acquisition of dataCultural, Ltd., our International presence in the United Kingdom.

      Other. Other revenue was $2.8 million for the year ended December 31, 1999. Other revenue consisted of web advertising, consumer-to-consumer auctions and packages. There was no revenue classified as other for the year ended December 1998.

Cost of Services

      Ticketing Services Group. Cost of services for TSG increased 11.8% to $19.9 million for the year ended December 31, 1999 from $17.8 million for the year ended December 31, 1998. The increase was mainly attributable to the acquisition of ProTix, Inc. which accounted for $2.8 million and our charity ticket auctions which accounted for $1.2 million of the increase. As a percentage of TSG's revenues total cost of services increased to 72.9% from 64.6%, primarily due to the high cost of sales associated with our ticketing auctions. Additionally with the loss of Bay Area Seating Service's clients, we incurred additional expenses even though we reduced personnel, the timing of the reduction lagged behind the loss of ticketing revenues. Also, there was an increase in credit card fees related to transactions processed on behalf of our clients, which were not processed in our call centers.

      Internet Ticketing Group. Cost of services for ITG increased to $5.7 million from $0.9 million in the prior year. The increase is attributable to the acquisitions made during 1999. Costs of services consisted of costs related to costs of hardware and software that was resold to licensees.

      International. Cost of services was $2.2 million for the year ended December 31, 1999. There were no International operations for the year ended December 31, 1998. The increase in International operations is a direct result of the acquisition of dataCultural, Ltd., our International presence in the United Kingdom.

      Other. Other cost of services was $2.3 million for the year ended December 31, 1999. Cost of services consisted of costs associated with consumer-to-consumer auctions and packages. There were no such costs for the year ended December 1998.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 375.3% to $34.7 million for the year ended December 31, 1999 from $7.3 million for the year ended December 31, 1998. Acquisitions accounted for $5.5 million of the increase. As a percentage of revenues, sales and marketing expenses increased to 75.6% from 24.8%. In an effort to develop the sales and marketing infrastructure and the Tickets.com brand, we increased our sales and marketing expenses significantly. Excluding acquisitions, we increased advertising, promotions and trade show expenses by $11.5 million, professional services by $6.7 million and personnel and related expenses including facilities and travel by $3.4 million. The increase in professional services reflects an aggregate of $3.9 million of non-cash expense we recorded in the third and fourth quarters of 1999, in connection with options and warrants issued to various entertainment organizations and entertainers.

      Technology Development. Technology development expenses increased 95.3% to $12.5 million for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. Of this increase, $2.5 million was related to acquisitions. As a percentage of revenues, technology development expenses increased to 27.3% from 21.7%. We invested approximately $3.6 million to develop, enhance and expand our web site reflecting increased personnel and related costs of $1.5 million, professional services of $1.6 million and computer equipment expenses of $500,000.

      General and Administrative. General and administrative expenses increased 101.1% to $18.5 million for the year ended December 31, 1999 from $9.2 million for the year ended December 31, 1998. Our acquisitions accounted for $5.5 million of the increase. As a percentage of revenues, general and administrative expenses increased to 40.4% from 31.2%. The increase was primarily due to increased payroll and related expenses including facilities, travel, supplies and equipment of $3.3 million due to our continued investment in our managerial and administrative infrastructure commensurate with and to facilitate our growth. In addition, professional services increased by $200,000 related primarily to legal and accounting fees.

      Amortization of Intangibles. Amortization expense increased 247.6% to $7.3 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The increase was primarily due to our acquisitions during 1999, which increased our amortization expense by $6.3 million for the year ended December 31, 1999. The increase from our acquisitions was partially offset by the decrease in amortization expense due to the write-off from the impairment of long-lived assets including certain intangibles related to the acquisition of Bay Area Seating Service in 1997. The net decrease in amortization related to Bay Area Seating Service totaled $1.1 million.

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

      Total Other (Income) Expense. Total other (income) expense consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 150.6% to $2.2 million for the year ended December 31, 1999 from $878,000 for the year ended December 31, 1998. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense remained constant at $3.0 million for the years ended December 31, 1999 and December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents decreased by $74.1 million to $20.0 million as of December 31, 2000 from December 31, 1999. The decrease resulted primarily from net cash used in operating activities of $62.2 million, purchases of property and equipment of $9.6 million, equity investments in strategic partners of $1.5 million, acquisitions of $1.1 million and payments on long-term debt and leases of $2.6 million. These uses were partially offset by proceeds from issuance of common stock of $2.9 million. Cash used in operating activities was primarily for the funding of losses before depreciation, amortization, restructuring charges and certain non-cash marketing expenses of $47.8 million and decreases in accounts payable of $6.6 million and deferred revenue and other liabilities of $3.1 million and increases in accounts receivable of $3.3 million and prepaid expenses and other assets of $1.6 million.

      We expect to begin to generate positive cash flows from operations by the end of calendar 2001. However, existing cash balances are expected to be insufficient to cover our requirements until that time, by approximately $6.5 million. In addition, our present cash balances will only be sufficient to pay ongoing cash expenses only until approximately the end of the second quarter of 2001. Given our current cash balances and expected cash requirements, for 2001, we believe that it will be necessary for us to raise additional funds quickly in order for us to continue our operations. Although we are currently in discussions with two potential investors, there can be no assurance that we will be able to obtain additional funding in the near future on acceptable terms, or at all. Any failure to raise additional funding in a timely manner will place us in significant financial jeopardy.

TAX MATTERS

Net Operating Loss Carryforwards

      From inception to December 31, 2000, we have incurred net tax operating losses of approximately $145.6 million. We have provided a full valuation allowance on the deferred tax asset of $39.4 million because of the uncertainty of its realization. We account for deferred income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, which involves the evaluation of a number of factors concerning the likelihood of realizing deferred income taxes. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of losses from operations, expected future losses, and limitations on the amount of net operating losses that we may utilize in any one year. For further information about our net operating loss carryforwards, see the notes to the consolidated financial statements included elsewhere in this document.

      Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in some circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50.0% over a three-year period. At December 31, 2000, we were subject to such limitations, in the amount of approximately $24.2 million per year. The impact of any additional limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

Non-Qualified Stock Options

      As of March 15, 2001, we had outstanding non-qualified stock options to purchase 7,990,621 shares issued to various employees, consultants and directors under our stock options plans. Each option entitles its holder to purchase a share of common stock at a weighted average exercise price of approximately $4.45. On exercise of an option, we will be entitled to an income tax deduction equal to the difference between the exercise price of the option and the then fair market value of the common stock. As the exercise of the options is at the sole discretion of the holder of the options, the timing of the corresponding income tax deduction is outside of our control.


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

      We Need Additional Funding To Continue Our Operations And May Not Be Able To Obtain It In A Timely Fashion Or On Satisfactory Terms. We are operating with very limited cash resources and need to obtain additional funds to continue our planned operations. If we are unable to obtain additional funding on satisfactory terms in the near future, we will have to modify our business plan, reduce or discontinue some or all of our operations, seek a buyer for substantially all of our assets or seek bankruptcy protection. Our short-term and long-term ability to meet our liquidity requirements and to continue operations will depend on our ability to raise additional funding. We are in the process of negotiating additional financing from two potential investors; however, there can be no assurance that we will ultimately be able to obtain additional funding on acceptable terms, if at all.

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

      Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model . Since 1996, we have completed eleven acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales on the Internet. We cannot be certain that we will be successful in increasing our Internet sales in future periods. If we are not, our revenues will not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

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

      As More Of Our Clients Use Our Online Services, We May Encounter Technological Difficulties That Could Impair Our Ability To Increase Online Revenues. In order for most of our clients to use our online ticketing capabilities, we must develop and install additional software to make their systems compatible with ours. This process can be difficult we may encounter technological difficulties that may inhibit us from servicing our clients online, which may cause or more of our clients to terminate or fail to renew its contract with us. Because we have a broad portfolio of in-house systems, we must either create separate Internet interfaces for each of these products or consolidate our in-house systems. We may experience difficulties in further consolidating our portfolio of in-house systems into a few comprehensive in-house systems and in developing links from our clients' various software and hardware systems to our ticketing systems and databases. Due to these potential technological difficulties, some clients may be averse to change and may require a lengthy sales cycle before they will upgrade to Internet ticketing on our system.

      Ticketmaster Corporation Has Filed A Lawsuit Against Us Which Could Impair Our Ability To Implement Our Business Model And Result In Substantial Payments To Them. The Ticketmaster suit could result in limitations on how we implement our e-commerce strategy, delays and costs associated with payments to Ticketmaster Corporation. In addition, the litigation could result in significant expenses and diversion of our management's time and other resources (see Note 15 in Item 1 "Financial Statements").

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

      Any litigation, regardless of the outcome, could result in substantial costs and diversion of managerial and other.

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

      Ineffective Protection Of Our Trademarks And Service Marks Could Reduce The Value Of Our Brands. We cannot be certain that the steps we have taken and will take to protect our brands will be adequate, and such steps may require considerable expenditures. Nor can we be certain that third parties will not infringe upon or misappropriate the copyrights, trademarks, trade dress and similar proprietary rights that currently protect our brands. Ineffective protection of these rights could reduce the value of our brands. We have registered the tradename "Tickets.com" and the stylized trademark "1.800.TICKETS", the service mark "Advantix" and other trademarks in the United States. We have also applied to register the tradenames "Tickets.com" in various foreign countries. Effective trademark, service mark, copyright and trade secret protection will not be available or sought in every country in which our products and services are available online or by telephone. We may not be able to obtain effective trademark or service mark registration until the prolonged use of our marks has generated secondary meaning for purposes of trademark and service mark law. In addition, there are other parties who have corporate names or brand names very similar to ours, and whose names may also include the term "tickets," and who may, as a result, bring claims against us for trademark infringement or challenge our rights to register the tradename "Tickets.com," the stylized trademark "1.800.TICKETS," or both.

      Our Licensees Could Diminish The Quality Of Our Brands And Adversely Affect Our Reputation. We have licensed in the past, and expect to license in the future, proprietary rights such as trademarks or copyrighted material to third parties. While we attempt to ensure that the quality of our brands are maintained by these licensees, we cannot be certain that these licensees will not take actions that might materially and adversely affect the value of our proprietary rights or reputation.

      If We Are Not Able To Preserve Our Domain Names We May Not Be Able To Compete Effectively On The Internet. We currently hold the Internet domain names "tickets.com," "ProTix.com," "bass-tix.com," "basstickets.com," "fantastix.com" and others. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could impair our ability to compete effectively on the Internet. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

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

      System Failures Could Damage Our Reputation And Result In The Loss Of Customers And Clients. Our business is almost entirely dependent on our call centers, computer systems and telecommunications systems. Heavy stress placed on our systems during peak periods could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or any other systems in the ticketing process, including telephone or telecommunications services, even for a short time, could cause consumers to suffer delays in ticket purchases. The resulting inconvenience to consumers could damage our reputation with the public, cause consumers to purchase tickets from other sources and deter repeat customers. Delays in services could also cause substantial losses for clients, which could result in claims against us. These delays could also result in the termination or non-renewal of our existing service agreements.

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

      We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. Our primary competitor on a national level is Ticketmaster Corporation, which has operations in multiple locations throughout the United States. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally and in Internet ticketing specifically, more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster Corporation. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the early stages of developing a strong national presence.

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

      We May Become Subject To More Restrictive E-Commerce Regulation That Could Adversely Affect Our Ability To Increase Internet Sales. We are subject to regulations applicable to businesses generally and laws or regulations applicable to e-commerce directly. Currently, we believe that there are few laws and regulations directly applicable to the Internet and online ticketing services. It is likely, however, that a number of laws and regulations may be adopted with respect to the Internet or commercial online services that could affect our online ticketing services. Any new legislation or regulation, or the application of existing laws and regulations to the Internet and commercial online services could restrict our ability to grow our business according to our plan.

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

FORWARD LOOKING INFORMATION REGARDING OPERATING EXPENSES

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

      The Loss Of Personnel Could Require Us To Provide Costly Severance Packages, Which Could Adversely Affect Our Operating Results. Although we have employment agreements with several of our executive officers, including our Chief Executive Officer, our executive officers and key employees may terminate their employment at any time for any reason. In some circumstances, termination of their employment could result in substantial payments by us for severance benefits under these employment agreements.

      Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of December 31, 2000, we had goodwill and other intangible assets of $48.6 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time, non-cash charge, which could be significant based on our acquisitions to date.

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

FORWARD LOOKING INFORMATION REGARDING LIQUIDITY AND CAPITAL RESOURCES

      We May Be Delisted From The Nasdaq National Market. On December 15, 2000, Nasdaq sent us a deficiency notice, informing us that we had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by Nasdaq Marketplace Rules and that we would be provided 90 calendar days to regain compliance. As of March 15, 2001, we failed to increase our bid price to at least $1.00, for a minimum of 10 consecutive days. On March 21, 2001, Nasdaq provided us with written notification of the staff's determination to delist our common stock. We have appealed the delisting determination and a Nasdaq hearing has been scheduled for May 10, 2001. After the hearing, if Nasdaq is not satisfied with our response to their concerns, then Nasdaq may delist our common stock at any time without further notice to us. If Nasdaq delists our common stock, then our common stock may be traded on the OTC Bulletin Board or the "pink sheets," or not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq National Market which could make our effort to raise capital more difficult. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board and "pink sheet" stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our common stock could have adverse consequences on our holders either because of reduced market prices or a lack of a regular, active trading market for our common stock.

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

      We Face Risks From International Operations That Could Adversely Affect Our Cash Flow And Licensing Revenues. We have only recently commenced operations in a number of international markets and a key component of our strategy is to expand our business internationally. Our plans to expand internationally are subject to inherent risks, including:

      - Adverse Fluctuations In Currency Exchange Rates Could Expose Us To Losses Because Some Of Our Contracts And Liabilities Are Payable In Foreign Currencies. Payments due to our acquisition of dataCulture, Ltd. are payable in pounds sterling over 12 equal quarterly installments. In addition, we are also exposed to foreign currency exchange rate risks inherent in our assets and liabilities denominated in currencies other than the United States dollar. If the United States dollar becomes weaker against foreign currencies these payments will be greater in dollar terms and our cash flow would be adversely affected.

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

EFFECT OF RECENT ACCOUNTING CHANGES

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We do not have any derivative instruments as of December 31, 2000 or 1999. We believe that the adoption of SFAS No. 133 as amended, will not have a material effect on our consolidated financial statements.

      On December 3, 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A and 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion & Analysis (MD&A) disclosures related to revenue recognition. The adoption of SAB No. 101 in the fourth fiscal quarter of 2000 did not have a material effect on our consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 does not have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

      Incorporated by reference in Items 10 to 13 below are certain sections of Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Election of Directors" and "Executive Compensation and Other Information" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Executive Compensation and Other Information" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the sections entitled "Ownership of Securities" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the sections entitled "Related Party Transactions" contained in Tickets.com's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of this Report:

        1.   FINANCIAL STATEMENTS
             "Financial Statements" are filed as part of this Form 10-K ..............F-1
        2.   FINANCIAL STATEMENT SCHEDULES.
             Schedule II -- Valuation and Qualifying
             Accounts.................................................................F-33
             All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.
        3.   EXHIBITS
             An "Exhibit Index" is filed as part of this Form 10-K....................E-1


      (b)  Reports on Form 8-K:

         None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 2nd day of April, 2001.

                                       TICKETS.COM, INC.


                                       By:  /s/   W. THOMAS GIMPLE
                                          -------------------------------------
                                       Name:      W. Thomas Gimple
                                       Title:     Co-Chairman of the Board and
                                                  Chief Executive Officer


                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint W. Thomas Gimple, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


                      SIGNATURES                                                   TITLE                      DATE
                      ----------                                                   -----                      ----
      /s/      C. IAN SYM-SMITH                  Co-Chairman of the Board                         April 2, 2001
- ------------------------------------------
               C. Ian Sym-Smith

      /s/      W. THOMAS GIMPLE                  Co-Chairman of the Board and Chief Executive     April 2, 2001
- ------------------------------------------       Officer (Principal Executive Officer)
               W. Thomas Gimple

      /s/        ERIC P. BAUER                   Chief Financial Officer (Principal Financial     April 2, 2001
- ------------------------------------------       and Accounting Officer)
                 Eric P. Bauer

      /s/    NICHOLAS E. SINACORI                Director                                         April 2, 2001
- ------------------------------------------
             Nicholas E. Sinacori

      /s/       BRADEN R. KELLY                  Director                                         April 2, 2001
- ------------------------------------------
                Braden R. Kelly

                       TICKETS.COM, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                         PAGE
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants..............................................................    F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................    F-3
Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998...........    F-4
Consolidated Statements of Stockholders' Equity for the years ended December
  31, 2000, 1999, and 1998............................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998...........    F-7
Notes to Consolidated Financial Statements............................................................    F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tickets.com, Inc.:

      We have audited the accompanying consolidated balance sheets of Tickets.com, Inc., (formerly Advantix, Inc.), a Delaware Corporation, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tickets.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered and expects to continue to suffer recurring losses from operations. In addition, the Company's cash balances at December 31, 2000 are not expected to cover the Company's anticipated cash requirements in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page F-27 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
- -------------------------------
    ARTHUR ANDERSEN LLP


Orange County, California
February 27, 2001

                       TICKETS.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           DECEMBER 31,
                                                                                    -------------------------
                                                                                      2000            1999
                                                                                    ---------       ---------

                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $  20,026       $  94,173
  Accounts receivable, net of allowances of $1,996 and $439 ..................         11,021           7,780
  Prepaid expenses and other current assets ..................................         20,004          20,506
                                                                                    ---------       ---------
          Total current assets ...............................................         51,051         122,459

Property and equipment, net ..................................................         16,920          11,163
Goodwill and intangible assets, net ..........................................         48,604          86,838
Other assets .................................................................         14,841          15,320
                                                                                    ---------       ---------
          Total assets .......................................................      $ 131,416       $ 235,780
                                                                                    =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................      $  11,713       $  18,250
  Accrued liabilities ........................................................          8,970           5,358
  Current portion of long-term debt and capital lease obligations ............          2,634           2,115
  Deferred revenue and other current liabilities .............................          2,758           4,418
                                                                                    ---------       ---------
          Total current liabilities ..........................................         26,075          30,141
Long-term debt and capital lease obligations, net of current portion .........          1,406           2,117
Other liabilities ............................................................          1,589           2,128
                                                                                    ---------       ---------
          Total liabilities...................................................         29,070          34,386

Minority interest ............................................................            327             317

Commitments and contingencies (Note 15)

Stockholders' equity:
  Common stock, $.000225 par value; 270,000 shares
     authorized; 59,278 and 57,082 shares issued and
     outstanding, respectively ...............................................             13              13
  Additional paid-in capital .................................................        323,036         317,378
  Deferred compensation ......................................................             --            (350)
  Accumulated deficit ........................................................       (220,856)       (115,944)
  Accumulated other comprehensive loss .......................................           (174)            (20)
                                                                                    ---------       ---------
          Total stockholders' equity .........................................        102,019         201,077
                                                                                    ---------       ---------
          Total liabilities and stockholders' equity .........................      $ 131,416       $ 235,780
                                                                                    =========       =========


The accompanying notes are an integral part of these consolidated balance sheets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  2000           1999           1998
                                                                                ---------       --------       --------
Revenue ..................................................................      $  58,670       $ 45,917       $ 29,540
Cost of services .........................................................         37,651         30,100         18,706
                                                                                ---------       --------       --------
Gross profit .............................................................         21,019         15,817         10,834
                                                                                ---------       --------       --------
Operating expenses:
  Sales and marketing ....................................................         39,401         34,722          7,339
  Technology development .................................................         13,901         12,548          6,417
  General and administrative .............................................         30,678         18,541          9,204
  Amortization of goodwill and intangibles ...............................          9,799          7,268          2,082
  Restructuring charge ...................................................         35,124             --             --
  Impairment of long-lived assets ........................................             --             --         17,026
  Purchased in-process research and development ..........................             --          5,340          1,600
                                                                                ---------       --------       --------
          Total operating expenses .......................................        128,903         78,419         43,668
                                                                                ---------       --------       --------
Loss from operations .....................................................       (107,884)       (62,602)       (32,834)
Other income (expense):
  Interest income ........................................................          2,988          2,209            878
  Interest expense .......................................................           (716)        (2,958)        (2,952)
  Minority interest ......................................................            (10)          (137)            53
                                                                                ---------       --------       --------
          Total other income (expense), net ..............................          2,262           (886)        (2,021)
                                                                                ---------       --------       --------
Loss before provision for income taxes and extraordinary item ............       (105,622)       (63,488)       (34,855)
  Provision for income taxes .............................................            107             29              6
                                                                                ---------       --------       --------
Net loss before extraordinary item .......................................       (105,729)       (63,517)       (34,861)
  Extraordinary item -- loss on early retirement of debt .................             --         (3,083)            --
                                                                                ---------       --------       --------
Net loss .................................................................      $(105,729)      $(66,600)      $(34,861)
                                                                                =========       ========       ========
Earnings per share:
  Basic and diluted net loss per share before extraordinary item .........      $   (1.80)      $  (3.38)      $  (6.08)
  Basic and diluted net loss per share from extraordinary item ...........             --          (0.16)            --
                                                                                                --------       --------
  Basic and diluted net loss per share ...................................      $   (1.80)      $  (3.54)      $  (6.08)
                                                                                =========       ========       ========
  Weighted average common shares outstanding - basic and diluted..........         58,619         18,781          5,734
                                                                                =========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                              CONVERTIBLE
                                                                            PREFERRED STOCK          COMMON STOCK      ADDITIONAL
                                                                          --------------------    ------------------    PAID-IN
                                                                           SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL
                                                                          --------    --------    --------   --------   --------
Balance, December 31, 1997 ............................................     17,940    $      2       5,574   $      1   $ 15,700
  Exercise of common stock options ....................................         --          --          14         --         14
  Exercise of common stock warrants ...................................         --          --         400         --          9
  Issuance of common stock in connection with the acquisition of
     ProTix, Inc. .....................................................         --          --         318         --      1,072
  Issuance of common stock for services ...............................         --          --          22         --         75
  Issuance of Series C convertible preferred stock for cash, net of
     issuance costs ...................................................     11,597           1          --         --     19,989
  Accretion on redeemable common stock and warrants ...................         --          --          --         --         --
  Net loss ............................................................         --          --          --         --         --
                                                                          --------    --------    --------   --------   --------
Balance, December 31, 1998 ............................................     29,537           3       6,328          1     36,859
  Exercise of common stock options and warrants .......................         --          --       1,886          1      1,204
  Issuance of common stock warrants in connection with the
    acquisition of ProTix, Inc. .......................................         --          --          --         --      2,150
  Issuance of Series D convertible preferred stock for cash, net
    of issuance costs .................................................     13,333           1          --         --     29,949
  Issuance of stock in connection with the acquisition of
    California Tickets.com, Inc. ......................................      8,461           1       3,928          1     41,463
  Issuance of Series E convertible preferred stock for cash, net of
    issuance costs ....................................................      9,444           1          --         --     81,837
  Issuance of common stock in connection with the acquisition of
    TicketsLive Corporation ...........................................         --          --       3,584          1     21,323
  Issuance of common stock in connection with the acquisition of
    Lasergate Systems, Inc. Series G preferred stock ..................         --          --         300         --      1,349
  Issuance of common stock in connection with the IPO, net of
    issuance costs ....................................................         --          --       7,194          2     80,894
  Reclassification of redeemable common stock and warrants in
    connection with the IPO ...........................................         --          --       1,920         --     12,085
  Issuance of common stock upon exercise of BASS warrants .............         --          --         946         --        895
  Conversion of Hill A&E note payable to common stock .................         --          --         809         --      3,000
  Release of common stock from escrow .................................         --          --         573         --         --
  Conversion of preferred shares to common stock in connection
    with the IPO ......................................................    (60,775)         (6)     29,614          7         (1)
  Deferred compensation with respect to employee stock options,
     related to the acquisition of California Tickets.com, Inc. .......         --          --          --         --        423
  Consulting expense recognized in connection with options and
    warrants issued to entertainment organizations ....................         --          --          --         --      3,948
  Preferred dividends payable .........................................         --          --          --         --         --
  Foreign currency translation ........................................         --          --          --         --         --
  Accretion on redeemable common stock and warrants ...................         --          --          --         --         --
  Net loss ............................................................         --          --          --         --         --
                                                                          --------    --------    --------   --------   --------



                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                          DEFERRED       ACCUMULATED  COMPREHENSIVE
                                                                        COMPENSATION      DEFICIT         LOSS            TOTAL
                                                                        ------------   ------------    ------------    ------------
Balance, December 31, 1997 ...........................................  $         --   $    (13,517)   $         --    $      2,186
  Exercise of common stock options ...................................            --             --              --              14
  Exercise of common stock warrants ..................................            --             --              --               9
  Issuance of common stock in connection with the acquisition of
     ProTix, Inc. ....................................................            --             --              --           1,072
  Issuance of common stock for services ..............................            --             --              --              75
  Issuance of Series C convertible preferred stock for cash, net of
     issuance costs ..................................................            --             --              --          19,990
  Accretion on redeemable common stock and warrants ..................            --           (414)             --            (414)
  Net loss ...........................................................            --        (34,861)             --         (34,861)
                                                                        ------------   ------------    ------------    ------------
Balance, December 31, 1998 ...........................................            --        (48,792)             --         (11,929)
  Exercise of common stock options and warrants ......................            --             --              --           1,205
  Issuance of common stock warrants in connection with the
    acquisition of ProTix, Inc. ......................................            --             --              --           2,150
  Issuance of Series D convertible preferred stock for cash, net
    of issuance costs ................................................            --             --              --          29,950
  Issuance of stock in connection with the acquisition of
    California Tickets.com, Inc. .....................................            --             --              --          41,465
  Issuance of Series E convertible preferred stock for cash, net of
    issuance costs ...................................................            --             --              --          81,838
  Issuance of common stock in connection with the acquisition of
    TicketsLive Corporation ..........................................            --             --              --          21,324
  Issuance of common stock in connection with the acquisition of
    Lasergate Systems, Inc. Series G preferred stock .................            --             --              --           1,349
  Issuance of common stock in connection with the IPO, net of
    issuance costs ...................................................            --             --              --          80,896
  Reclassification of redeemable common stock and warrants in
    connection with the IPO ..........................................            --             --              --          12,085
  Issuance of common stock upon exercise of BASS warrants ............            --             --              --             895
  Conversion of Hill A&E note payable to common stock ................            --             --              --           3,000
  Release of common stock from escrow ................................            --             --              --              --
  Conversion of preferred shares to common stock in connection
    with the IPO .....................................................            --             --              --              --
  Deferred compensation with respect to employee stock options,
     related to the acquisition of California Tickets.com, Inc. ......          (350)            --              --              73
  Consulting expense recognized in connection with options and
    warrants issued to entertainment organizations ...................            --             --              --           3,948
  Preferred dividends payable
 ........................................                                          --           (105)             --            (105)
  Foreign currency translation .......................................            --             --             (20)            (20)
  Accretion on redeemable common stock and warrants ..................            --           (447)             --            (447)
  Net loss ...........................................................            --        (66,600)             --         (66,600)
                                                                        ------------   ------------    ------------    ------------

                                  - continue -

                       TICKETS.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                         CONVERTIBLE
                                                                       PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                                                    ----------------------   -----------------------    PAID-IN
                                                                      SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL
                                                                    ---------   ----------   ----------   ----------   ----------
Balance, December 31, 1999 ......................................          --   $       --       57,082   $       13   $  317,378
  Exercise of common stock options ..............................          --           --          962           --        2,178
  Exercise of common stock warrants .............................          --           --          151           --          134
  Issuance of common stock in connection with the employee
    stock purchase plan..........................................          --           --          134           --          564
  Deferred compensation with respect to employee stock options ..          --           --           --           --         (302)
  Issuance of common stock upon exercise of ProTix warrants .....          --           --          335           --           --
  Issuance of common stock upon exercise of Provident warrants ..          --           --          614           --           --
  Expired Provident stock warrants ..............................          --           --           --           --         (863)
  Issuance of warrants to MLBAM in connection with contract .....          --           --           --           --        4,100
  Purchase accounting adjustment ................................          --           --           --           --         (153)
  Dividend declared .............................................          --           --           --           --           --
  Foreign currency translation ..................................          --           --           --           --           --
  Net loss ......................................................          --           --           --           --           --
                                                                    ---------   ----------   ----------   ----------   ----------
Balance, December 31, 2000 ......................................          --   $       --       59,278   $       13   $  323,036
                                                                    =========   ==========   ==========   ==========   ==========

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                       DEFERRED        ACCUMULATED   COMPREHENSIVE
                                                                      COMPENSATION       DEFICIT          LOSS           TOTAL
                                                                      ------------    ------------    ------------    ------------
Balance, December 31, 1999 ........................................   $       (350)   $   (115,944)   $        (20)   $    201,077
  Exercise of common stock options ................................             --              --              --           2,178
  Exercise of common stock warrants ...............................             --              --              --             134
  Issuance of common stock in connection with the employee ........             --              --              --             564
    stock purchase plan
  Deferred compensation with respect to employee stock options ....            350              --              --              48
  Issuance of common stock upon exercise of ProTix warrants .......             --              --              --              --
  Issuance of common stock upon exercise of Provident warrants ....             --              --              --              --
  Expired Provident stock warrants ................................             --             863              --              --
  Issuance of warrants to MLBAM in connection with contract .......             --              --              --           4,100
  Purchase accounting adjustment ..................................             --              12              --            (141)
  Dividend declared ...............................................             --             (58)             --             (58)
  Foreign currency translation ....................................             --              --            (154)           (154)
  Net loss ........................................................             --        (105,729)             --        (105,729)
                                                                      ------------    ------------    ------------    ------------
Balance, December 31, 2000 ........................................   $         --    $   (220,856)   $       (174)   $    102,019
                                                                      ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        -----------------------------------------
                                                                                           2000            1999           1998
                                                                                        ---------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................................    $(105,729)      $ (66,600)      $(34,861)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Restructuring charge .............................................................       35,124              --             --
  Impairment of long-lived assets ..................................................           --              --         17,026
  Purchased in-process research and development ....................................           --           5,340          1,600
  Depreciation and amortization ....................................................       16,156          11,203          4,029
  Loss on disposal of property .....................................................           --              --             52
  Noncash expenses .................................................................        6,696           7,363            201
  Minority interest ................................................................           10             137            (53)
Changes in operating assets and liabilities:
  Accounts receivable ..............................................................       (3,297)         (3,120)          (131)
  Prepaid expenses and other current assets ........................................       (1,234)        (13,819)        (1,194)
  Other assets .....................................................................         (329)        (16,071)         1,330
  Accounts payable .................................................................       (6,559)          3,310            483
  Accrued liabilities ..............................................................         (807)         (1,753)           369
  Deferred revenue and other liabilities ...........................................       (2,280)          1,950          1,118
                                                                                        ---------       ---------       --------
     Net cash used in operating activities .........................................      (62,249)        (72,060)       (10,031)
                                                                                        ---------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ................................................       (9,555)         (4,703)        (3,937)
Purchase of long-term investment ...................................................       (1,500)             --             --
Proceeds from sale of marketable securities ........................................           --              --          6,804
Decrease in restricted cash and investments ........................................           --             168          1,474
Acquisitions, net of cash acquired .................................................       (1,100)        (11,805)        (3,709)
                                                                                        ---------       ---------       --------
     Net cash (used in) provided by investing activities ...........................      (12,155)        (16,340)           632
                                                                                        ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft .........................................................           --              --         (2,678)
Proceeds from issuance of long-term debt ...........................................           --           2,318            717
Principal payments on long-term debt ...............................................       (2,619)        (25,590)        (1,078)
Net proceeds from issuance of preferred stock ......................................           --         111,788         19,990
Net proceeds from issuance of common stock through an
  initial public offering ..........................................................           --          80,896             --
Proceeds from issuance of common stock, options and
  warrants .........................................................................        2,876           1,205             23
                                                                                        ---------       ---------       --------
     Net cash provided by financing activities .....................................          257         170,617         16,974
                                                                                        ---------       ---------       --------

Net (decrease) increase in cash and cash equivalents ...............................      (74,147)         82,217          7,575
Cash and cash equivalents, beginning of year .......................................       94,173          11,956          4,381
                                                                                        ---------       ---------       --------
Cash and cash equivalents, end of year .............................................    $  20,026       $  94,173       $ 11,956
                                                                                        =========       =========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid ................................................    $     261    $   2,603   $  2,568
                                                                    =========    =========   ========
  Income taxes paid ............................................    $   4,000    $      29   $      6
                                                                    =========    =========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations entered into for equipment .........    $   2,070    $     918   $  1,307
                                                                    =========    =========   ========
  Accretion on redeemable common stock warrants issued in
     connection with financing arrangements ....................    $      --    $     447   $    414
                                                                    =========    =========   ========

ACQUISITIONS:
1998 -- Acquired all the outstanding common stock of
     ProTix, Inc. and subsidiaries
1999 -- Acquired all the outstanding capital stock of California Tickets.com, Inc., TicketsLive Corporation,
     DataCulture,, Ltd. and Lasergate Systems, Inc.
2000 -- Acquired assets of Carrs Tix:

The following table outlines the assets acquired, liabilities assumed and cash paid:

Fair value of assets acquired ..................................    $   1,100   $  94,448   $  9,618
Cash advances to acquired companies ............................           --       6,980         --
     Less:
     Liabilities assumed .......................................           --     (16,702)    (2,108)
     Promissory notes to sellers, net of discount ..............           --      (1,606)    (1,297)
     Cash payable on first anniversary of closing ..............           --          --       (550)
     Preferred stock issued ....................................           --     (18,377)        --
     Common stock issued .......................................           --     (45,761)    (1,072)
     Redeemable common stock issued ............................           --      (4,676)        --
                                                                    ---------   ---------   --------
     Cash paid .................................................        1,100      14,306      4,591
     Cash acquired .............................................           --      (2,501)      (882)
                                                                    ---------   ---------   --------
     Cash paid, net of cash acquired ...........................    $   1,100   $  11,805   $  3,709
                                                                    =========   =========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

      Tickets.com, Inc. ("Tickets.com") and its wholly-owned subsidiaries Bay Area Seating Service, Inc. ("BASS"), ProTix, Inc. ("ProTix"), TicketsLive Corporation ("TicketsLive"), dataCulture, Ltd. ("dataCulture") and Lasergate Systems, Inc. ("Lasergate"), collectively (the "Company"), is a leading business-to-business ticketing solutions provider for live events. The Company facilitates the sale of tickets by enabling venues and entertainment organizations with proprietary and cutting edge software, call centers, interactive voice response systems and retail outlets. The company builds private label ticketing gateways (SM) to enable live entertainment organizations with an e-commerce distribution platform. The Company's automated ticketing solution is used by thousands of entertainment organizations such as leading performing art centers, professional sport organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America.

     Tickets.com was incorporated in Delaware in January 1995 as The Entertainment Express, Inc. Tickets.com commenced business operations in May 1996. In December 1996, the Company changed its name to Advantix, Inc., and in May 1999, the Company changed its name to Tickets.com, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN ASSUMPTIONS

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's financial statements during the years ended December 31, 2000, 1999, and 1998, the Company has incurred losses of $105.7 million, $66.6 million, and $34.9 million, respectively. The Company expects to continue losses in the near future. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

      The Company expects to generate positive cash flows from operations by the end of calendar 2001. However, the Company's additional cash needs until that time are expected to be approximately $6.5 million. In addition, the Company's present cash balances will be sufficient to pay ongoing cash expenses only until approximately the end of the second quarter of 2001. Given the Company's current cash balances and expected cash requirements, the Company believes that it will be necessary for the Company to raise additional funds quickly in order for the Company to continue its operations. Although the Company is currently in discussions with two potential investors, there can be no assurance that the Company will be able to obtain additional funding in the near future on acceptable terms, or at all. Any failure to raise additional funding will place the Company in significant financial jeopardy.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements and related notes include the accounts of Tickets.com, Inc. and its wholly owned subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation. The results of operations of each acquired business have been consolidated for all periods subsequent to the date of acquisition.

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

COMPREHENSIVE LOSS

     Differences between the Company's net loss as reported and comprehensive loss are related to foreign currency translation.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED CASH AND INVESTMENTS

     Restricted cash and investments consist primarily of certificates of deposit with original maturities greater than 90 days held for the benefit of certain clients. The Company had no material restricted cash and investments at December 31, 2000 and $168,000 at December 31, 1999.

CONCENTRATION OF CREDIT RISK

      The Company is subject to concentration of credit risk related to accounts receivable. Accounts receivable consists primarily of extended credit to corporate customers, credit card merchant processors and retail ticketing outlets. No client accounted for more than 4% of total net revenues during the years ended December 31, 2000, 1999, and 1998.

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

REVENUE RECOGNITION

      The Company primarily generates revenue from per ticket service fees charged directly to consumers who order tickets through the Company's web site, call centers, interactive voice response or retail outlets. In addition, the Company charges a handling fee to consumers for all tickets sold by the Company, other than through retail outlets. The Company recognizes service fee and handling fee revenue from ticket sales at the time the sale is made.

      Additionally, the Company generates revenue from license and support fees charged to licensees of its in-house systems products. Revenue is recognized on sales contracts when the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are resolved. Deferred revenue consists primarily of deferred software license revenue related to the license of the Company's software, and related fees under maintenance and support contracts. Deferred maintenance and support revenue is recognized as it is earned, over the term of the related agreement.

      Revenues and expenses from transactions involving the exchange of services for non-cash consideration are valued at the fair market value based on the amount that would be charged on a cash basis and by comparing such amounts to what other third parties pay for such services. Revenues and expenses from these transactions are recognized in accordance with the established guidelines related to the type of the underlying revenue or expense.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company additionally generated ticketing services revenues through the auction of venues' and performers' tickets on the Company's web site. Under those types of arrangements, the Company generally purchased, at face value, any unsold tickets that were allocated for auction on the Company's web site. If the Company was unable to sell these tickets, or sell them at less than face value, losses were incurred on the tickets purchased. The gross value of the sale of these tickets was recorded as revenues. The amount paid for the tickets, amounts paid to performers venues or charities, and the costs of delivering the tickets to the consumers were recognized as cost of services. Pursuant to current ticket auction contracts with certain entertainers, certain amounts collected above the face value were donated to a charity of the performer's choice, the amounts donated are also included as cost of services. As of May 2000, we no longer provided auction services.

COST OF SERVICES

      Cost of services includes expenses related to the distribution and delivery of tickets. These expenses include primarily payroll related to call centers and distribution personnel, telecommunications, data communications, commissions paid on tickets distributed through retail outlets. From time to time, the Company enters into contracts with clients whereby it pays a portion of the clients' share of convenience fees up front. When this occurs, the up front fees are amortized over the period of the contract under the terms of the underlying contracts.

      Additionally, cost of services includes costs related to the installation and support of the Company's in-house systems mainly consisting of payroll and travel services related costs, the cost of hardware and software that the Company resells to its licensees.

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

STOCK-BASED COMPENSATION

      The Company has elected to account for stock options to employees using the intrinsic method. Under this method, fair value is determined using an option pricing model that takes into account the stock price at the date of grant, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends and the risk-free interest rate. For stock-based compensation issued to non-employees, the standard requires measurement based on the value of the related services performed or the stock-based compensation issued, whichever is more readily measurable. The Company also discloses pro forma net income determined as if employee stock options are accounted for using the fair value method. The adoption of this accounting methodology related to employees is optional. Under this method, employee stock options are accounted for using the intrinsic value methodology in accordance with Accounting Principles Board Opinion No. 25 as permitted under SFAS 123. These pro forma disclosures are presented in Note 17, "Employee Benefit Plans."

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the adoption of SFAS No. 133 as amended, will not have a material effect on the Company's consolidated financial statements, as the Company does not have any derivative financial instruments.

      On December 3, 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", as amended by SAB No. 101A and 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross versus net revenue presentation and financial statement and Management's Discussion and Analysis related to revenue recognition. The Company adopted SAB No. 101 and SAB No. 101A and 101B does not have a material effect on the Company's financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

3.  BUSINESS COMBINATIONS

ACQUISITION HISTORY

      The Company was incorporated in Delaware in January 1995 as The Entertainment Express, Inc. and commenced operations in May 1996 with the acquisition of the assets of Hill Arts and Entertainment Systems, Inc., which included a proprietary in-house system used by a wide variety of entertainment organizations. In December 1996, the Company acquired the call center and outsourcing services operations of the Advantix division of Playhouse Square Foundation, an Ohio-based performing arts center and outsourcing services provider, at which time the Company changed its name to Advantix, Inc., and in May 1999, the Company changed its name to Tickets.com, Inc. The Company has grown principally through acquisitions of regional outsourcing services providers and of in-house systems providers.

1997 Acquisitions

      Fantastix Ticket Company, LLC. In August 1997, the Company acquired the assets of Fantastix Ticket Company, LLC, a Buffalo, New York-based outsourcing services provider. The purchase price consisted of 504,888 shares of the Company's common stock valued at $852,000 at the time of the acquisition. The acquisition was accounted for as a purchase. By acquiring Fantastix, the Company acquired outsourcing services contracts with several prominent entertainment organizations in western New York. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of Fantastix have been included in the consolidated financial statements from the date of the acquisition.

      Bay Area Seating Service, Inc. In September 1997, the Company acquired BASS, a Concord, California-based outsourcing services provider. The acquisition was accounted for as a purchase. At the time of the acquisition, BASS was the largest outsourcing services provider serving the Northern California and Northern Nevada markets.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The aggregate purchase price recorded was $24.8 million which included costs of the acquisition and contingent consideration payments. Substantially all of the original goodwill and intangible assets related to the acquisition of BASS have been written-off (See Note 6). The remaining goodwill of approximately $2.8 million at December 31, 2000 will be amortized on a straight-line basis over the remaining life of the asset of approximately 10 years. The operating results of BASS have been included in the consolidated financial statements from the date of the acquisition.

1998 Acquisition

      ProTix, Inc. In September 1998, the Company acquired ProTix, Inc., a Madison, Wisconsin-based outsourcing services provider and developer of in-house systems. The aggregate purchase price was $9.7 million, which includes costs of the acquisition. The acquisition was accounted for as a purchase. The acquisition of ProTix added another in-house system to the Company's family of in-house systems. The aggregate purchase price at the date of acquisition was approximately $7.5 million. The aggregate consideration includes the issuance of 317,768 shares of the Company's common stock, $4.6 million in cash, which includes a repayment of approximately $2.9 million of existing ProTix obligations, and an aggregate of $1.3 million in promissory notes bearing interest at 1.0% above the prime rate, as defined. The Company paid the note in full in the fourth quarter of 1999. Additional consideration in the form of warrants for the purchase of 637,964 of the Company's common stock at an exercise price of $0.0225 per share were issued to the sellers of ProTix that were to vest based upon the achievement of certain revenue and profitability targets. The Company entered into an amendment with ProTix whereby the parties agreed to vest 478,477 of the warrants and cancel the remaining 159,487 warrants. The Company valued the vested warrants at their fair value as of the effective date, which resulted in $2.2 million of additional goodwill. Goodwill related to vested warrants is being amortized prospectively from the date of capitalization over the remaining useful life of the original goodwill recorded. The 317,768 shares of common stock were recorded at their fair market value of $1.1 million at the date of acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of ProTix have been included in the accompanying consolidated financial statements from the date of acquisition.


1999 Acquisitions

      TicketStop, Inc. In March 1999, California Tickets.com purchased all of the outstanding common stock of TicketStop. The acquisition was accounted for as a purchase. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an initial cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $400,000, was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in an additional cash payment of approximately $400,000 and an equal amount of additional goodwill. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of TicketStop have been included in the consolidated financial statements from the date the Company acquired California Tickets.com.

      TicketsLive Corporation. In April 1999, the Company completed the purchase of all the outstanding capital stock of TicketsLive Corporation. The acquisition was accounted for as a purchase. The purchase price equaled approximately $26.0 million, consisting of the issuance of 5,195,779 shares of Company's common stock. In addition, the Company assumed all of the outstanding options to purchase TicketsLive common stock by issuing to the holders of such options, options to purchase 581,998 shares of the Company's common stock. During March 1999, the Company made a loan to TicketsLive of $1.0 million for general working capital purposes. This loan was incorporated as an element of the purchase price of TicketsLive upon the close of the acquisition. The acquisition of TicketsLive added a suite of in-house systems software products licensed in the United States, Europe and Australia, to its existing family of in-house systems. In addition, the Company acquired its system-to-system interface, the Transaction Application Gateway, which facilitates the ability to sell tickets on its web site from a variety of sources. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

results of TicketsLive Corporation have been included in the consolidated financial statements from the date of the acquisition.

      California Tickets.com, Inc. In April 1999, the Company completed the acquisition of California Tickets.com, and in May 1999 the Company changed the name of the company to Tickets.com, Inc. The acquisition was accounted for as a purchase. The purchase price equaled approximately $41.5 million, consisting of the issuance of 2,678,577, 5,782,241 and 3,928,386 shares of the Company's Series A1 convertible preferred stock, Series C convertible preferred stock and common stock, valued at estimated fair value of $2.09, $2.21, and $4.50 per share, respectively. In addition, the Company assumed all of the outstanding options to purchase CA Tickets.com common stock by issuing to the holders of such options, options to purchase 1,507,341 shares of the Company's common stock. The acquisition was accounted for as a purchase. In March 1999, the Company made a $3.7 million loan for general working capital purposes to CA Tickets.com, primarily to fund the purchase of TicketStop, Inc. This loan was incorporated as an element of the CA Tickets.com purchase price upon the close of the acquisition. The acquisition of California Tickets.com added some of the most significant brand assets, including the web site address (www.tickets.com) as well as the 1-800-TICKETS telephone number. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of California Tickets.com have been included in the consolidated financial statements from the date of the acquisition.

      DataCulture,Ltd. In August 1999, the Company purchased all of the outstanding capital stock of dataCulture, Ltd., a private limited company incorporated under the laws of England. The acquisition was accounted for as a purchase. The total purchase price was Pound Sterling 4.0 million, or the equivalent of approximately $6.5 million as of the acquisition date. The purchase price is payable Pound Sterling 3.0 million at the closing of the acquisition and Pound Sterling 1.0 million payable in 12 equal quarterly installments commencing December 31, 1999. The acquisition of dataCulture added another product to the family of in-house systems, an expanded presence in the United Kingdom, and client relationships with several well-known entertainment organizations in the United Kingdom. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of dataCulture have been included in the consolidated financial statements from the date of the acquisition.

      Lasergate Systems, Inc. In December 1999, the Company completed the acquisition of Lasergate Systems, Inc. The acquisition was accounted for as a purchase. The acquisition of Lasergate added a suite of products to the family of in-house systems, the Company additionally entered into a stock purchase agreement with RBB Bank AG, the majority shareholder of Lasergate, to purchase all of the outstanding shares of Lasergate stock held by RBB. In June 1999 RBB sold the Company 5,700 shares of Lasergate preferred stock convertible into 24,818,217 shares of Lasergate common stock in exchange for 299,796 shares of Tickets.com common stock and $754,000. In December 1999, under the terms of the definitive agreement, the Company paid to the shareholders of record of Lasergate common stock, $0.10 per share for an aggregate amount of $1.7 million for 15,299,428 shares of common stock and other closing fees. Between June 1999 and December 1999, the Company made advances aggregating $2.3 million to Lasergate pursuant to various promissory notes. These loans were incorporated as an element of the purchase price upon the close of the acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of Lasergate have been included in the consolidated financial statements from the date of acquisition.

      Purchased In-Process Research and Development. The purchased in-process research and development charges recorded during the year ended December 31, 1999 were recorded in conjunction with the acquisitions of California Tickets.com and TicketsLive. The amounts recorded, $3.5 million for California Tickets.com and $1.8 million for TicketsLive, represented the estimated fair value related to incomplete projects reflecting the risk-adjusted cash flows and the state of completion. At the date of acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. TicketsLive was conducting development activities associated with the completion of the next generation of Select, TicketsLive's automated ticketing system. The projects under development were to increase speed and expand functionality, flexibility and reporting. California Tickets.com was in the process of completing customization and development of its web site and transaction processing systems. Since the Company already had these systems in place, the projects, which were in varying stages of completion, were of no continuing value to the Company.

2000 Acquisition

      CarrsTix. In June 2000, the Company completed the acquisition of CarrsTix from a Safeway Subsidiary. The aggregate purchase price was $1.1 million. This agreement allows us to provide service in Alaska and future access to Safeway stores in Washington, Montana and Idaho. The acquisition of CarrsTix added new client relationships including Alaska's top venues, which are Alaska Center for Performing Arts, the 8,700-seat Sullivan Arena/Egan Center, the 6,500-seat Carlson Center and the University of Alaska, Anchorage. Goodwill is amortized on a

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

straight-line basis over its estimated useful life of 10 years. The operating results of CarrsTix have been included in the consolidated financial statements from the date of the acquisition. CarrsTix proforma information is immaterial.

      The following pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume that the 1998 acquisition of ProTix and the 1999 acquisitions of Lasergate, dataCulture, TicketsLive and CA Tickets.com occurred as of January 1, 1998 (in thousands, except per share data):

                                                       1999       1998
                                                     --------   --------
Pro forma revenues ............................      $ 52,627   $ 51,991
Pro forma net loss ............................       (71,232)   (59,073)
Pro forma basic and diluted loss per share ....         (3.31)     (4.07)

      In addition, the following pro forma consolidated results of operations for the year ended December 31, 1998 assumes that the ProTix and BASS acquisitions occurred as of January 1, 1998 (in thousands, except per share data):

                                                       1998
                                                     --------
Pro forma revenues ............................      $ 35,612
Pro forma net loss ............................       (36,526)
Pro forma basic and diluted loss per share ....         (6.03)

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

      The estimated fair value of assets acquired and the liabilities assumed as of the date of the acquisitions are summarized as follows (in thousands):

                                                                           1999
                                               -----------------------------------------------------------
                                               CA Tickets.com   TicketsLive     dataCulture      Lasergate
                                               --------------   -----------     -----------      ---------
Fair value of identified assets acquired ..      $   5,635       $   3,825       $   1,653       $     512
Liabilities assumed .......................         (7,212)         (4,867)           (439)         (4,184)
Goodwill at acquisition date ..............         39,502          25,242           5,258           7,327
Purchased in-process research & development          3,540           1,800              --              --
                                                 ---------       ---------       ---------       ---------
         Total consideration ..............      $  41,465       $  26,000       $   6,472       $   3,655
                                                 =========       =========       =========       =========

4.  EXTRAORDINARY ITEM

      In November 1999, the Company paid the balance of the outstanding debt with a senior lender, Provident Bank . A discount was recorded against the balance of the note based on the fair value of the warrants issued to Provident Bank on a periodic basis (see Note 16). The amount of the discount was being amortized on a monthly basis to interest expense. The amount of the discount that remained as of the date the outstanding debt was paid in full was $3.1 million, which was written off in full and reported as an extraordinary item for the quarter and year ended December 31, 1999.

5.  RESTRUCTURING CHARGE

      At the end of the second quarter of fiscal 2000, the Company redirected the business strategy to focus on its core ticketing business. The strategy entails taking advantage of the efficiencies of the Internet while emphasizing the relationship with its clients rather than with consumers. The plan included an exit from the Internet portal strategy and related Internet products. In conjunction with the new strategy, the Company recorded restructuring charges of $35.1 million in the second quarter. The restructuring charges represented a write-off of certain intangible assets of $30.7 million and accruals of $2.8 million related to the consolidation of facilities, $1.2 million of

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

involuntary termination benefits and $400,000 related to the termination of existing contracts. In addition, as a result of the new business strategy and structure, the current operating segments have changed.

     As of December 31, 2000, the Company has paid out approximately $750,000 in connection with involuntary termination benefits and approximately $400,000 for the termination of existing contracts.

6.  IMPAIRMENT OF LONG-LIVED ASSETS

      During the fourth quarter of 1998, the Company recorded a non-cash impairment charge of $17.0 million. During 1998, BASS was given notice of termination by four of its clients, its largest client giving notice during the fourth quarter of 1998. The loss of these clients prompted an assessment of the carrying value of the long-lived assets associated with the acquisition of BASS. Based upon this assessment, the Company determined that certain of the intangible assets resulting from the BASS acquisition met the test for impairment, principally goodwill and the non-compete agreements. Accordingly, the Company has reduced the carrying value of the related long-lived assets to their estimated fair value. The remaining goodwill of approximately $2.8 million at December 31, 2000 is being amortized on a straight-line basis over the remaining useful life of the asset of approximately 10 years. The Company also reviewed the estimated lives of certain of the Company's long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets.

7.  BUSINESS SEGMENT REPORTING

      In conjunction with the restructure, the Company reorganized its operations into four reportable operating segments: Ticketing Services Group ("TSG"), Internet Ticketing Group ("ITG"), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. Segment performance measurement is based on operating income before other corporate expenses, amortization of intangibles, restructuring charge, interest income and expense and income taxes. Other corporate expenses principally consists of unallocated administrative support and technology functions. There have been no inter-segment sales. Assets are not allocated to specific products and accordingly cannot be reported by segment. The business segment information for the prior years has been restated.


                                           FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                         2000           1999           1998
                                      ---------       --------       --------
REVENUE                                            (In thousands)
     TSG ........................      $ 32,724       $ 27,290       $ 27,507
     ITG ........................        17,308         11,164          2,033
     International ..............         6,340          4,617             --
     Other ......................         2,298          2,846             --
                                      ---------       --------       --------
TOTAL SEGMENT REVENUES ..........        58,670         45,917         29,540

GROSS PROFIT
     TSG ........................         6,798          7,411          9,751
     ITG ........................         9,141          5,513          1,083
     International ..............         3,326          2,433             --
     Other ......................         1,754            460             --
                                      ---------       --------       --------
TOTAL GROSS PROFIT ..............        21,019         15,817         10,834

Operating income/(loss)
     TSG ........................       (13,386)        (7,298)       (11,602)
     ITG ........................          (846)         1,646           (524)
     International ..............        (2,247)        (3,617)            --
     Other ......................       (16,412)       (17,338)            --
                                      ---------       --------       --------
TOTAL SEGMENT OPERATING LOSS ....      $(32,891)      $(26,607)      $(12,126)

Unallocated administrative
  support and technology
  functions......................       (30,070)       (28,727)            --
Amortization of intangibles......        (9,799)        (7,268)        (2,082)
Restructuring charge.............       (35,124)            --             --
Impairment of long-lived assets..            --             --        (17,026)
Purchased in-process research
  and development................            --             --         (1,600)
                                      ---------       --------       --------
    Loss from operations.........     $(107,884)      $(62,602)      $(32,834)
                                      =========       ========       ========

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                                                   USEFUL LIVES         2000            1999
                                                                                  ------------------------------     -----------
                     Computer equipment..........................................      3 years       $    21,474     $    14,351
                     Furniture and fixtures......................................      3 years             3,581           2,549
                     Software....................................................      3 years             7,528           1,281
                     Leasehold improvements......................................    3 - 5 years           1,184             772
                     Vehicles....................................................      3 years               126             111
                                                                                                     -----------     -----------
                                                                                                          33,893          19,064
                     Less -- accumulated depreciation............................                        (16,973)         (7,901)
                                                                                                     -----------     -----------
                     Property and equipment, net.................................                    $    16,920     $    11,163
                                                                                                     ===========     ===========


     Total depreciation expense was $6,357, and $3,935, and $1,947 for the years ended December 31, 2000, 1999, and 1998, respectively.

9.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                                                   USEFUL LIVES           2000            1999
                                                                                   -------------------------------    -----------
                    Goodwill.....................................................    10 - 25 years    $    38,724     $    68,249
                    Existing technology..........................................       5 years            11,410          11,410
                    Customer relationships.......................................      10 years             7,541           6,060
                    Tradenames...................................................      20 years             7,740           7,740
                    Assembled workforce..........................................      10 years             2,337           2,337
                    Noncompete agreements........................................       3 years               --              887
                                                                                                       ---------      -----------
                                                                                                           67,752          96,683
                    Less -- accumulated amortization.............................                         (19,148)         (9,845)
                                                                                                      -----------     -----------
                    Goodwill and intangible assets, net..........................                     $    48,604     $    86,838
                                                                                                      ===========     ===========

10.  OTHER ASSETS

     Other assets consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                                                              2000            1999
                                                                                           -----------    -----------
                  Deferred debt financing costs, net.....................................  $        --    $       122
                  Prepaid advertising....................................................       13,067         13,400
                  Long-term investments..................................................        1,500             --
                  Other..................................................................          274          1,798
                                                                                           -----------    -----------
                  Other assets...........................................................  $    14,841    $    15,320
                                                                                           ===========    ===========

     Prepaid advertising includes $6.0 million of advertising in connection with an operating agreement entered into with Excite@Home. In connection with Excite's investment in the Company in October and November 1999, the Company entered into an agreement to prepay $25.0 million of fees for content and distribution (see Note 15).

11.  ACCOUNTS PAYABLE

     Accounts payable consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                                        2000          1999
                                                                    -----------     --------
Accounts payable, clients.......................................    $   7,802       $   6,854
Accounts payable, other.........................................        3,911          11,396
                                                                    ---------       ---------
Accounts payable................................................    $  11,713       $  18,250
                                                                    =========       =========

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accounts payable, clients represents primarily contractual amounts due for tickets sold by the Company on behalf of the organizations that sponsor events.

12.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                                         2000          1999
                                                                      ---------     ---------
Payroll and payroll related.......................................    $   2,696     $   2,242
Accrued interest..................................................           28            31
Other.............................................................        6,246         3,085
                                                                      ---------     ---------
Accrued liabilities...............................................    $   8,970     $   5,358
                                                                      =========     =========


13.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following as of December 31, 2000 and 1999 (in thousands):


                                                                                  2000          1999
                                                                                 -------       -------
Installment payment agreement in connection with directors'
  and officers' liability insurance, bearing an interest
  rate of 7.52%, payable monthly, maturing June 30, 2002 ..................      $ 1,150       $ 1,853
Various capital lease obligations bearing interest ranging
  from 4.2% to 33.2%, payable in monthly installments
  totaling approximately $240, maturing at various dates
  from January 31, 2001 to September 30, 2003 .............................        2,890         2,040
Various installment payment agreements in connection with
  the purchase of certain property and equipment, bearing
  interest ranging from 11.1% to 14.0%, payable in
  quarterly installments totaling $31 maturing at various dates
  from April 30, 1999 to September 30, 2000 ...............................           --            89
Obligations payable to former officers of BASS for
  noncompete agreements, bearing interest at 10.0%, secured
  by certain assets of the Company, due in equal quarterly
  installments beginning December 1997, maturing December
  2000 ....................................................................           --           250
                                                                                 -------       -------
                                                                                   4,040         4,232
Less -- current portion ...................................................       (2,634)       (2,115)
                                                                                 -------       -------
                                                                                 $ 1,406       $ 2,117
                                                                                 =======       =======


      Annual maturities of long-term debt and capital lease obligations for the years ending December 31, 2000 are as follows (in thousands):


YEAR ENDING DECEMBER 31:
2001......................................................... $ 2,634
2002.........................................................   1,308
2003.........................................................      98


14.  INCOME TAXES

      The Company incurred taxable losses for federal and state purposes for the years ended December 31, 2000, 1999 and 1998. Accordingly, the Company did not incur any federal income tax expense for those fiscal years other than the minimum required taxes for certain state and local jurisdictions. The Company is subject to minimum income taxes in various states for each corporate entity, which is reflected in the accompanying consolidated statements of operations.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The significant components of the Company's net deferred tax asset as of December 31, 2000 and 1999 are as follows (in thousands):


                                               2000          1999
                                             --------      --------
Nondeductible reserves.....................  $   (148)     $    412
Net operating loss carryforwards...........    51,023        24,306
Other......................................     7,277         4,292
Valuation allowance........................   (58,152)      (29,010)
                                             --------      --------
Deferred tax asset, net....................  $     --      $     --
                                             ========      ========


      As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $145.6 million, which can be used to offset taxable income from operations through the year 2020. Additionally, the Company has net operating loss carryforwards for California income tax purposes of approximately $64.3 million, which can be used to offset taxable income from operations through the year 2005.

      Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 2000, the Company was subject to such limitations, in the amount of approximately $24.2 million per year. The impact of any additional limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

      A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a full valuation allowance on the aforementioned deferred tax asset due to the uncertainty of realization.

15.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space and equipment under various operating leases that expire at various dates through 2008. Total rent expense under these operating leases was approximately $3.2 million, $2.6 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998 respectively. Future minimum rentals on these operating leases are as follows (in thousands):

YEAR ENDING DECEMBER 31:
2001.........................................................     $ 2,952
2002.........................................................       2,772
2003.........................................................       2,659
2004.........................................................       2,602
2005 and thereafter..........................................       3,052
                                                                  -------
                                                                  $14,037
                                                                  =======

OPERATING AGREEMENTS WITH EXCITE@HOME AND COX INTERACTIVE MEDIA.

     In connection with its investment in Tickets.com, (see Note 16) Excite@Homeentered into a Letter of Intent with Tickets.com, providing for certain services to be performed by Excite and certain other services to be preformed by Tickets.com. In connection with its investments, and Cox Interactive Media entered into a content and distribution agreement with Tickets.com. Under these agreements, Tickets.com will integrate its event information and ticket purchasing capabilities on web sites of Excite and Cox Interactive Media and their affiliates. Pursuant to the letter of intent with Excite and in conjunction with the closing of the sale and issuance of the 6,111,114 shares of Series E Convertible Preferred Stock in October 1999, the Company paid Excite $25.0 million for content, advertising and distribution, and must pay other additional fees to Excite over a period of three years. The content and distribution agreement with Cox Interactive Media provides that Tickets.com will purchase a minimum of $13.5 million in advertising from Cox Interactive Media over a period of three years.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LITIGATION

      On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against the Company in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit the Company from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site. In addition, the suit alleges that the Company have engaged in other wrongful acts, such as breach of contract, trespass, providing false and misleading information on the Company's web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Tickets.com web site. The suit seeks an injunction to prohibit the Company from further engaging in any alleged unlawful activity, treble damages, attorneys' fees and other unspecified damages. Ticketmaster Corporation and Ticketmaster Online-CitySearch have also filed a motion for preliminary injunction seeking an order precluding the Company from, among other things, providing links to Ticketmaster pages. On August 10, 2000 the Court denied this motion.

      In May 2000 the Company filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. The Company's claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss the Company's counterclaim and on September 25, 2000, the Court denied this motion.

      The Company has not recorded a provision for these matters in its financial statements.

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

Salt Lake Organizing Committee

      In December 1999, the Company entered into an agreement with the Salt Lake Organizing Committee ("SLOC") to be the Official Ticketing Services Supplier for the 2002 Olympic and Paralympic Winter Games ("Games'). Under the terms of the agreement, the Company is the exclusive provider of ticketing services for the Games, including Internet, mail and telephone orders as well as the operation of the local and regional ticket retail outlets. Association with SLOC is expected to generate significant brand awareness for the Company via a specifically designed website, advertising as an "official sponsor", billboards during the Olympics, an onsite presence at the Games as well as online ticket advertising.

      SLOC and the Company reached an agreement that the ticketing services to be delivered by the Company are based on a fixed price contract, consisting of cash payments for $3.4 million and the consideration for the marketing rights to advertise as an official suppler of the Games. The estimated market value of this agreement is $6.5 million. In accordance with the requirements under APB Opinion 29, "Accounting for Nonmonetary Transactions" and EITF Issues 99-17, "Accounting for Advertising Barter Transactions", the non-cash portion of this agreement represents a barter agreement. The company recorded revenue of $1.3 million and recognized non-cash advertising expense of $459,000 relating to the barter portion of this transaction for the year ended December 31, 2000.

16.  STOCKHOLDERS' EQUITY

      On August 4, 1999 the Company amended and restated its certificate of incorporation increasing the total number of authorized common shares to 270 million and increasing the total number of authorized preferred shares to 90 million.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK SPLIT

      In November 1999, the Company effected a 1-for-2.25 reverse stock split for all common shares, options and warrants. All references in the accompanying consolidated financial statements to the number of common shares, warrants and options to purchase common shares, and the per share data have been restated to reflect the effect of this action. Par value of all common shares was changed to $0.000225 per share. The conversion rate to common of the preferred shares gives effect to the 1-for-2.25 split.

INITIAL PUBLIC OFFERING

      In November 1999, the Company completed its IPO of its common stock $0.000225 par value per share for $12.50 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement Form S-1, that was declared effective on November 3, 1999. All 7,638,333 shares of common stock registered under the Registration Statement were sold. Of the shares sold, 444,444 were sold by a selling shareholder. Proceeds from the sale of those shares were not paid to the Company. The aggregate price of the offering registered and sold by the Company was $89.9 million. After deduction of underwriting fees and other offering costs, net proceeds to the Company were $80.9 million.

REDEEMABLE COMMON STOCK

      In connection with the Advantix and Fantastix acquisitions, the Company issued 481,068 and 400,000 shares of common stock subject to redemption, respectively. As redemption of the common stock was outside of the control of the Company prior to the IPO, the value attributable to such common stock in 1998 is presented outside of stockholders' equity. As of November 1999 and upon completion of the IPO, the redemption features were void and these shares were reclassified to equity.

CONVERTIBLE PREFERRED STOCK

      From May 1996 to January 1997, the Company issued 8,440,002 shares of Series A convertible preferred stock in a private placement to various investors at $0.49 per share, for net proceeds after stock issuance costs of $4.1 million. From March 1997 to October 1997 the Company issued 9,499,874 shares of Series B convertible preferred stock in a private placement to various investors at $1.25 per share, for net proceeds after stock issuance costs of $11.2 million. In addition, in May 1998 the Company issued 11,597,114 shares of Series C convertible preferred stock in a private placement to various investors at $1.75 per share, for net proceeds after stock issuance costs of $20.0 million.

      On March 22, 1999 the Company issued 9,477,655 shares of Series D convertible preferred stock in a private placement with institutional investors at $2.25 per share for total proceeds net of issuance costs of $21.3 million. On May 17, 1999 the Company issued 3,855,680 shares of Series D convertible preferred stock in a private placement for $2.25 per share for total proceeds net of issuance costs of $8.7 million.

      The Series A, Series B, Series C and Series D convertible preferred stock had liquidation preferences, voting rights equivalent to, or for certain matters, superior to, common stock, and did not accrue dividends unless declared by the Company. At the option of the holder, each share of the Series A, Series B, Series C and Series D convertible preferred stock could be converted into
 .4444 of a share of common stock based on the 2.25 reverse split of the Company's common stock such conversion was automatic upon the IPO.

      In August 1999, the Company issued and sold 3,333,332 shares of Series E convertible preferred stock to Excite, Inc. ("Excite") and Cox Interactive Media, Inc. ("Cox Interactive Media") for an aggregate purchase price of $30.0 million or $9.00 per share, pursuant to a stock purchase agreement. In October 1999, Excite and Cox Interactive Media purchased 6,111,114 additional shares of the Company's Series E convertible preferred stock for an aggregate purchase price of $55.0 million or $9.00 per share. The Series E convertible preferred stock had a liquidation preference, voting rights equivalent to or for certain matters, superior to, common stock, and did not

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrue dividends unless declared by the Company. Based on a 1-for-2.25 reverse split of the Company's common stock and the Company's IPO price of $12.50 per share, each share of Series E convertible preferred stock was converted into .72 of a share of common stock.

     As of the closing of the IPO, all shares of preferred stock were converted into 29,613,770 shares of common stock. No dividends were declared on convertible preferred stock.

COMMON STOCK WARRANTS

     In connection with Senior secured notes (see Note 4), the Company issued a warrant to Provident Bank to purchase 177,778 shares of the Company's common stock at an exercise price of $0.0225 per share. The warrant was subject to certain antidilution provisions and as a result, 436,648 additional shares became issuable over the term of the agreement. In 1999, the Senior lender sold its warrants to a third party. In November 1999, concurrent with the IPO, the holder of the warrant exercised the warrant. In January 2000, the Company issued 614,426 shares of common stock to the holder of the warrant.

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

      In June 2000, the Company entered into an agreement with MLB Advanced Media, the interactive media company of Major League Baseball. Under the terms of the agreement, the Company is the new provider of online ticketing services and e-commerce infrastructure for Major League Baseball. In connection with this agreement, the Company issued a warrant to purchase 2 million shares of the Company's common stock at an exercise price equal to $3.806 per share. The warrant is fully vested and is first exercisable one year after the date of issuance or within six months from the date of issuance if certain conditions are met. The warrant was valued at $4.1 million using the Black-Scholes Options Pricing Model and is being amortized on a straight-line basis over the three-year life of the contract.

COMMON STOCK WARRANTS AND OPTIONS FOR SERVICES

      In September and October 1999, the Company entered into various agreements with entertainment organizations and entertainers to provide the Company with tickets for sale on its web site. In connection with these arrangements, the Company issued 332,778 warrants to purchase its common stock at $2.25 per share. The warrants are fully vested and are first exercisable one year after date of issue.

      In October 1999, the Company issued options to purchase 167,333 shares of common stock at an exercise price of $2.25 per share to various consultants in the live entertainment industry. The options were issued in connection with their services to promote the Company's web site and assist in providing access to additional tickets for sale on its web site. The options were fully vested and exercisable at the date of issuance.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In connection with these options and warrants, the Company recorded non-cash consulting expense of $3,948,000 in 1999.

17.  EMPLOYEE BENEFIT PLANS

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

      In September 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorized the issuance of up to 1,333,333 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100% of the fair market value of the Company's common stock at the date of grant.

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

      In May 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan authorized the issuance of up to 10,506,313 shares of common stock to various employees. The exercise price is determined by the Compensation Committee of the Board of Directors and may not be less than 100% of the fair market value of the Company's common stock at the date of grant.

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

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     STOCK OPTION ACTIVITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 IS AS FOLLOWS:

                                                       NUMBER OF         WEIGHTED-AVERAGE
                                                        OPTIONS           EXERCISE PRICE
                                                       ---------         ----------------
                                                    (IN THOUSANDS)
Outstanding as of December 31, 1997 ..............       2,185                 $1.69
  Granted ........................................       2,412                  3.20
  Exercised ......................................         (14)                 0.92
  Cancelled or expired ...........................         (58)                 1.76
                                                        ------                 -----
Outstanding as of December 31, 1998 ..............       4,525                  2.48
  Granted ........................................       5,412                  9.23
  Grants assumed in purchase of CA Tickets.com ...       1,507                  0.59
  Grants assumed in purchase of TicketsLive ......         580                  1.28
  Exercised ......................................      (1,307)                 0.36
  Cancelled or expired ...........................      (1,140)                 7.55
                                                        ------                 -----
Outstanding as of December 31, 1999 ..............       9,577                  5.56
  Grants assumed in purchase of CA Tickets.com ...         181                  0.59
  Grants assumed in purchase of TicketsLive ......         570                  1.28
  Granted ........................................       3,928                  4.21
  Exercised ......................................        (962)                 2.26
  Cancelled or expired ...........................      (3,952)                 6.50
                                                        ------                 -----
Outstanding as of December 31, 2000 ..............       9,342                 $4.54
                                                        ======                 =====

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                -------------------------------------   -----------------------
                                   NUMBER       WEIGHTED                   NUMBER
                                OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                   AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
     RANGE OF                   DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
 EXERCISE PRICES                    2000          LIFE        PRICE         2000        PRICE
 ---------------                ------------   -----------   --------   ------------   --------
                                                    (IN THOUSANDS)
$ 0.1260-$ 0.9000                    840           6.32      $ 0.7930        709       $ 0.8476
$ 0.9688-$ 0.9688                  1,218           9.73      $ 0.9688        118       $ 0.9688
$ 1.3950-$ 2.2500                  1,148           7.20      $ 1,9530      1,016       $ 1.9152
$ 2.3125-$ 2.3125                  1,680           9.37      $ 2.3125        330       $ 2.3125
$ 3.0000-$ 3.0000                     31           9.42      $ 3.0000         31       $ 3.0000
$ 3.3750-$ 3.3750                  1,147           7.70      $ 3.3750        631       $ 3.3750
$ 4.5000-$ 7.3125                    949           8.33      $ 6.3642        284       $ 6.5324
$ 9.0000-$ 9.0000                  1,348           8.71      $ 9.0000        494       $ 9.0000
$12.5100-$14.6875                    749           9.07      $13.7035        167       $13.5680
$19.6250-$19.6250                    233           8.93      $19.6250         59       $19.6250
                                   -----           ----      --------      -----       --------
$ 0.1260-$19.6250                  9,342           8.44      $ 4.8115      3,839       $ 4.0058

      At December 31, 2000, 1999, and 1998 the number of options exercisable for each year was 3,839,000 3,334,000 and 2,114,000, respectively. The weighted-average exercise price of those options was $4.01, $2.82, and $0.86, respectively.

      For pro forma purposes under SFAS 123 the fair value of each option grant in 2000 is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not and does not intend to pay dividends, therefore the dividend yield remained at 0.0%, volatility rate used was 156.0% and interest free rate of 5.4%. Because the Company was public only a short time, in 1999, volatility was calculated using a similar company in the same industry. The calculated volatility rate used was 83.9%. Because employee behavior was expected to change dramatically when the shares owned by employees were available to trade on the open market. Therefore, the Company modified the assumption used in the model for options issued in 1999 to a cliff vesting approach with holding periods from 6 months to 2 years. For options granted prior to 1999 which would have vested prior to the Company's IPO date weighted average assumptions used are: a dividend yield of 0.0%; expected volatility of 0.0%; risk-free rate of 6.2% for 1998 and 6.4% for 1997 and expected lives of five years. Because the Company completed an IPO in 1999, the weighted average assumptions used in the Black Scholes options pricing model were modified on a prospective basis.

     The pro forma effect of adopting the measurement principles prescribed under SFAS No. 123 for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2000         1999       1998
                                                           ---------    --------   --------
Pro forma net loss........................................ $(116,392)   $(72,748)  $(35,568)
Pro forma basic and diluted EPS...........................     (1.99)      (3.87)     (6.20)

      Pro forma results of operations costs may not be representative of that to be expected in future years.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 EMPLOYEE STOCK PURCHASE PLAN

      The 1999 Employee Stock Purchase Plan was approved by stockholders in October 1999 and became effective on November 3, 1999. The plan is designed to allow eligible employees (and eligible employees of the Company's subsidiaries) to purchase shares of common stock at semi-annual intervals, with their accumulated payroll deductions.

      Initially, 666,667 shares of the Company's common stock have been reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000 by an amount equal to 1.0% of the total outstanding shares of its common stock on the last trading day in December of the prior year. In no event will the annual increase exceed 666,667 shares.

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

401(k) PLAN

      The Company maintains a defined contribution benefit plan (the "401(k) Plan") covering substantially all of its employees. Company contributions to the 401(k) Plan are voluntary and at the discretion of the Company. There were no matching Company contributions for each of the three years in the period ended December 31, 2000, 1999, and 1998.

18.  QUARTERLY INFORMATION FOR 1999 AND 2000 (UNAUDITED)


                                                                                    2000
                                                            --------------------------------------------------------
                                                             MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                            ----------     ---------    -------------   ------------
                                                                                 (UNAUDITED)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ..............................................     $  14,072      $  14,759      $  14,545      $  15,294
Cost of services ......................................        10,404          9,685          9,153          8,409
                                                            ---------      ---------      ---------      ---------
Gross profit ..........................................         3,668          5,074          5,392          6,885
Operating expenses ....................................        26,292         60,489         21,163         20,959
                                                            ---------      ---------      ---------      ---------
Loss from operations ..................................       (22,624)       (55,415)       (15,771)       (14,074)
Other expenses (a) ....................................          (988)          (522)          (397)          (248)
                                                            ---------      ---------      ---------      ---------
Net loss ..............................................       (21,636)       (54,893)       (15,374)       (13,826
                                                            ---------      ---------      ---------      ---------
Basic and diluted net loss per share ..................         (0.37)          (.94)         (0.26)         (0.23)
Weighted average common shares
  outstanding - basic and diluted .....................        57,720         58,333         59,144         59,277


                                                                                     1999
                                                            -------------------------------------------------------
                                                            MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                                                            ---------     ---------     ------------   ------------
                                                                                  (UNAUDITED)
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ..............................................     $   6,578      $  12,700      $  13,808      $  12,831
Cost of services ......................................         4,475          8,067          8,730          8,828
                                                            ---------      ---------      ---------      ---------
Gross profit ..........................................         2,103          4,633          5,078          4,003
Operating expenses ....................................         7,344         21,260         19,717         30,098
                                                            ---------      ---------      ---------      ---------
Loss from operations ..................................        (5,241)       (16,627)       (14,639)       (26,095)
Other expenses (a) ....................................           805            660            181           (731)
                                                            ---------      ---------      ---------      ---------
Net loss before extraordinary item ....................        (6,046)       (17,287)       (14,820)       (25,364)
Extraordinary item (b) ................................            --             --             --         (3,083)
                                                            ---------      ---------      ---------      ---------
Net loss ..............................................     $  (6,046)     $ (17,287)     $ (14,820)     $ (28,447)
                                                            =========      =========      =========      =========
Basic and diluted net loss per share before
  extraordinary item ..................................     $    (.95)     $   (1.52)     $    (.96)     $    (.63)
Basic and diluted net loss per share from
  extraordinary item ..................................            --             --             --           (.08)
Basic and diluted net loss per share ..................     $    (.95)     $   (1.52)     $    (.96)     $    (.71)
Weighted average common shares outstanding -
  basic and diluted ...................................         6,333         11,357         15,413         40,045

- -----------

                       TICKETS.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Other expenses include principally interest expense, net of interest income, and to a lesser degree, minority interest and provision for income taxes.

(b) The extraordinary item reflects the non-cash interest expense recorded related to the write off of note discount in connection with the early retirement of approximately $14.1 million in long-term debt.

                                TICKETS.COM, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                                    FOR THE YEAR ENDED
                                                            ------------------------------------------------------------------
                                                            DECEMBER 31, 2000        DECEMBER 31, 1999   DECEMBER 31, 1998
                                                            ------------------      ------------------      ------------------
Allowance for doubtful accounts:                                                       (In thousands)
  Beginning Balance ...................................     $             (439)     $             (255)     $             (284)
Additions:
  Charged to costs and expenses .......................                 (1,823)                   (150)                    (33)
  Charged to other accounts ...........................                     --                    (275)                    (13)
  Deductions/write-offs ...............................                    266                     241                      75
                                                            ------------------      ------------------      ------------------
Ending Balance ........................................     $           (1,996)     $             (439)     $             (255)
                                                            ==================      ==================      ==================


      EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
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

        3.2           Amended and Restated Bylaws of the Company

        4.1*          Specimen certificate representing shares of common stock of the
                      Company

        10.1          Form of Indemnification Agreement between the Company and each of the Directors and Officers of the Company W. Thomas Gimple,
                      Mardan M. Afrasiabi, Nicholas Sinacori

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

        10.14*        Agreement by and between the Company and RBB Bank AG dated as of
                      January 24, 1999, as amended

        10.15*        Employment Agreement between W. Thomas Gimple and the Company effective as of April 29, 1999


        10.16         Employment Agreement between Eric P. Bauer and the
                      Company effective as of September 5, 2000

        10.17        Employment Agreement between Mardan Afrasiabi and the
                     Company effective as of November 22, 2000

        10.18        Employment Agreement between Andrew Donkin and the
                     Company effective as of April 24, 2000

        10.19        Reserved


            EXHIBIT
            NUMBER      DESCRIPTION
            ------      -----------
            10.20*+     Commercial Application Partner Agreement by and between
                        the Company, Advantix (Ohio), Inc., Bay Area Seating
                        Service, Inc. and Sybase, Inc. dated as of April 6, 1998

            10.21*+ Merchant Agreement dated as of March 1, 1999 by and between GeoCities and the Company

            10.22       Agreement dated as of April 7, 2000, Termination and
                        Release Agreement with Thomas R. Pascoe and the Company

            10.23*+ Agreement dated as of November 1, 1998, by and between International Merchandising Corporation and the Company, as amended

            10.24       Asset Purchase Agreement between Tickets.com, Inc.,
                        Carr-Gottstein Foods Co., and Safeway Inc., dated
                        April 20, 2000

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

- ----------

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