Form 10-K405/A
period 2000-12-31
TICKETS COM INC
filed 2001-04-30
CIK 1038083

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A
(MARK ONE)

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

                        COMMON STOCK, $.000225 PAR VALUE

                           THE NASDAQ NATIONAL MARKET


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2001 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $35,041,976 (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2001, there were approximately 59,393,180 shares of Common Stock outstanding.

                              THE TABLE OF EXHIBITS
                           FILED APPEARS AT PAGE E-1.

================================================================================

                                EXPLANATORY NOTE

     This amendment to our Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of the information required by Part III of the report. We have made no further changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2000 and does not reflect any subsequent information or events.

                                TICKETS.COM, INC

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


 ITEM    DESCRIPTION                                                    PAGE NO.
 ----    -----------                                                    --------
                                     PART I

  1      Business.......................................................    1
  2      Properties.....................................................    7
  3      Legal Proceedings..............................................    8
  4      Submission of Matters to a Vote of Security Holders............    8

                                    PART II

  5      Market For the Registrant's Common Equity and Related
           Stockholder Matters.........................................     8
  6      Selected Financial Data.......................................     9
  7      Management's Discussion and Analysis of Financial Condition
           and Result of Operations....................................    12
  7A     Quantitative and Qualitative Disclosures About Market Risk....    29
  8      Financial Statements and Supplementary Data...................    29
  9      Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure ...................................    30

                                    PART III

  10     Directors and Executive Officers of the Registrant............    30
  11     Executive Compensation........................................    31
  12     Security Ownership of Certain Beneficial Owners
           and Management..............................................    34
  13     Certain Relationships and Related Transactions................    35

                                    PART IV

  14     Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K....................................................    35

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included at "Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding all directors and executive officers of Tickets.com as of April 30, 2001:


     NAME                               AGE     POSITION
     ----                               ---     --------
     W. Thomas Gimple..................  39     Chief Executive Officer and Co-Chairman of the Board
     C. Ian Sym-Smith..................  71     Co-Chairman of the Board
     Braden R. Kelly...................  30     Director
     Nicholas E. Sinacori..............  56     Director
     Mardan M. Afrasiabi...............  35     Division President - Ticketing Services Group
     Eric P. Bauer.....................  38     Executive Vice President and Chief Financial Officer
     Andrew W. Donkin..................  39     Division President - Internet Ticketing Group
     Christopher Goodhart..............  49     Division President - International Group

     W. Thomas Gimple has served as Chief Executive Officer and a director of Tickets.com since November 1996. In December 1999, Mr. Gimple was appointed Co-Chairman of the board of directors of Tickets.com. From November 1996 to December 1999, Mr. Gimple also served as President of Tickets.com. Prior to joining Tickets.com, Mr. Gimple served as Executive Vice President of Iwerks Entertainment, Inc., a leading provider of software-based theater attractions, from July 1995 to January 1996 and as President of Iwerks Touring Technologies, Inc., a subsidiary of Iwerks Entertainment, Inc., from November 1991 to July 1995. Mr. Gimple received his B.S. in Business Administration with a focus on Entrepreneurial Studies from the University of Southern California.

     C. Ian Sym-Smith has served as Chairman or Co-Chairman of the board of directors of Tickets.com since 1996. Mr. Sym-Smith has been an independent investor and has been a special limited partner of Ventana Global and several affiliated investment funds since May 1994. From 1988 to May 1994, Mr. Sym-Smith served as Chairman of the Board of Rural/Metro Corporation, a publicly held emergency service company. Mr. Sym-Smith received his diploma in electrical engineering from the College of Technology in Birmingham, England and an M.B.A. from the Wharton School of the University of Pennsylvania.

     Braden R. Kelly has served as a director of Tickets.com since February 2001. Mr. Kelly is a managing member of General Atlantic Partners, LLC, a private equity investment firm that invests in Internet and information technology companies on a global basis, where he has been employed in various capacities since 1995. Prior to joining General Atlantic, he was a member of the mergers, acquisitions and restructuring department at Morgan, Stanley & Co. Mr. Kelly also serves as a director of Eclipsys Corporation, HEALTHvision, Inc. and Predictive Systems, Inc. Mr. Kelly received his B.A. in Finance and Business Economics from the University of Notre Dame.

     Nicholas E. Sinacori has served as a director of Tickets.com since September 1997. Mr. Sinacori has been a Managing Partner of International Capital Partners, Inc., a private equities investment firm since June 1989. Mr. Sinacori also serves on the board of directors of Familymeds, Inc., Shared Technologies Cellular, Inc., Cambric, Inc., CorSolutions, Inc. and Beverage Marketing Technologies, Inc. Mr. Sinacori received his B.S. in Operations Research and his M.B.A. in finance, both from Columbia University.

     Mardan M. Afrasiabi has served as Executive Vice President, Business Development of Tickets.com since August 1999. From June 1998 to August 1999, Mr. Afrasiabi served as Tickets.com's Vice President, Strategic and International Business Development. Prior to joining Tickets.com, Mr. Afrasiabi served as Vice President of Ventana Global Ltd., an international venture capital firm, from May 1995 until June 1998. While at Ventana Global, Mr. Afrasiabi was involved in the formation and initial capitalization of Tickets.com. From August 1992 to December 1995 he attended the University of Southern California. Mr. Afrasiabi received his B.S. in Business Administration with a focus on Entrepreneurial Studies, his M.B.A. and his J.D. from the University of Southern California.

     Eric P. Bauer has served as Executive Vice President and Chief Financial Officer of Tickets.com since September 2000. Prior to joining Tickets.com, Mr. Bauer served as President of Strategy and Business Development of Choice Hotels International, a hotel franchising company, from June 1997 until September 2000. From January 1993 to May 1997, Mr. Bauer was Director of Field Finance for Pepsico's Taco Bell division. Mr. Bauer has also held various management positions with KPMG Peat Marwick and International Marketing Associates, a marketing firm he co-founded, as well as working in international banking. Mr. Bauer received his B.S. in Economics from the University of California, Los Angeles and his M.B.A. in Finance from Georgetown University.

     Andrew W. Donkin has served as Division President - Internet Ticketing Group of Tickets.com since January 2001. From December 1999 to January 2001, Mr. Donkin served as Tickets.com's Senior Vice President, Marketing and from October 1999 to December 1999, as Vice President, Marketing. Prior to joining Tickets.com, Mr. Donkin served in various brand management positions with Colgate-Palmolive Co. from June 1993 to September 1999. Mr. Donkin received his B.S. in marketing from the University of Rhode Island and his M.B.A. from Boston University.

     Christopher Goodhart has served as Division President - International Group of Tickets.com since January 2001. From June 1999 to January 2001, Mr. Goodhart served as Tickets.com's Managing Director Europe and Vice President & General Manager International. Prior to joining Tickets.com in connection with Tickets.com's acquisition of TicketsLive, Mr. Goodhart served as Managing Director of Select Ticketing Systems Ltd. in the United Kingdom from April 1998 to May 1999. From September 1995 to April 1998, he held various sales and marketing positions with Aegis Group Sales, a computer security and transaction based systems company, and prior to that he was with Olive Tree Trading, an importer and distributor of leisure products. Mr. Goodhart studied Modern Languages and History of Art at the University of Cambridge, United Kingdom.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The members of the Board of Directors, the executive officers of Tickets.com and persons who hold more than 10% of Tickets.com's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their transactions in the Common Stock and their Common Stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year ended December 31, 2000, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation earned by Tickets.com's Chief Executive Officer and each of the other most highly compensated executive officers of Tickets.com whose salary and bonus for the fiscal year ended December 31, 2000 (the "2000 Fiscal Year") was in excess of $100,000, for services rendered in all capacities to Tickets.com and its subsidiaries for the fiscal years ended December 31, 2000, 1999 and, if applicable, 1998. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2000 Fiscal Year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                             COMPENSATION
                                                                              SECURITIES
                                                                              UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY($)     BONUS($)     OPTIONS(#)   COMPENSATION($)
---------------------------               ----     ---------     --------    ------------  ----------------
W. Thomas Gimple........................  2000     $282,200      $     --       50,000       $ 9,358(a)
  Chief Executive Officer                 1999      282,200       275,000      888,889         8,914(a)
                                          1998      268,431            --      600,000         1,830(a)

Timothy E. Kelly........................  2000     $236,400      $     --      605,556       $22,654(c)
  President(b)                            1999       85,923        75,000      444,444        14,628(c)

Mardan M. Afrasiabi.....................  2000     $175,000      $     --      125,000       $    --
  EVP, Business Development(d)            1999      152,500       175,000      244,444            --

--------------
(a)  Represents life and medical insurance premiums paid by Tickets.com.

(b) Mr. Kelly joined Tickets.com as an executive officer in August, 1999. In December 1999, Mr. Kelly became President of Tickets.com. Mr. Kelly resigned as an executive officer of Tickets.com in January 2001.

(c)  Represents reimbursement for relocation expenses.

(d) Mr. Afrasiabi became an executive officer of Tickets.com in August 1999 and became Division President - Ticketing Services Group in February 2001.

     The following table sets forth certain information concerning grants of options to the Named Executive Officers of Tickets.com during the 2000 Fiscal Year. No stock appreciation rights were granted to the Named Executive Officers during the 2000 Fiscal Year.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2000


                                                           INDIVIDUAL GRANTS
                                      -------------------------------------------------------    POTENTIAL REALIZABLE VALUE
                                       NUMBERS OF      % OF TOTAL                                AT ASSUMED ANNUAL RATES OF
                                       SECURITIES       OPTIONS                                    STOCK APPRECIATION FOR
                                       UNDERLYING      GRANTED TO      EXERCISE                      OPTION TERM ($)(c)
                                         OPTIONS      EMPLOYEES IN    PRICE PER    EXPIRATION    ---------------------------
NAME                                  GRANTED(#)(a)    FISCAL YEAR   SHARE($)(b)      DATE           5%              10%
----                                  -------------   ------------   -----------   ----------    ----------      -----------
W. Thomas Gimple...............           50,000          1.07%       $ 0.9688       9/25/10     $   78,903      $  125,638

Timothy E. Kelly...............          155,556          3.32%       $14.0625       2/23/10     $3,563,217      $5,673,828
                                         400,000          8.55%       $ 2.3125       5/15/10     $1,506,727      $2,399,211
                                          50,000          1.07%       $ 0.9688       9/25/10     $   78,903      $  125,638

Mardan M. Afrasiabi............          100,000          2.14%       $ 2.3125       5/15/10     $  376,683      $  599,801
                                          25,000          0.53%       $ 0.9688       9/25/10     $   39,453      $   62,822

----------
(a) All of such options were granted under the Tickets.com 1999 Stock Incentive Plan for a term of 10 years, subject to the earlier termination in connection with events related to termination of employment. To the extent not already exercisable, the options generally become exercisable upon a sale of assets, a merger or consolidation of Tickets.com with or into another corporation, or the acquisition by another corporation or person of all or substantially all of Tickets.com's assets or 50% or more of Tickets.com's outstanding voting stock. All of the options granted to the Named Executive Officers vest in equal quarterly installments over four years. Upon an involuntary termination of a Named Executive Officer's employment or a resignation for good reason, his options will immediately vest as to 50% of the unvested option shares. The options granted to Mr. Kelly were not exercised and expired following his resignation from Tickets.com.

(b) All options were granted at the fair market value of the Common Stock on the date of grant. Fair market value was the closing selling price of the Common Stock on the Nasdaq National Market on the date of grant.

(c) Sets forth potential option gains based on assumed annualized rates of stock price appreciation (compounded annually) from the exercise price through the full term of the grant, with appreciation determined as of the expiration date. The 5.0% and 10.0% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent Tickets.com's estimate or projection of future Common Stock prices. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from those option grants.

     The following table sets forth information regarding option exercises by the Named Executive Officers during the 2000 Fiscal Year and held by them on December 31, 2000:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                      Number of
                                                                Securities Underlying          Value of Unexercised
                                                                 Unexercised Options           In-the-Money Options
                                                                at Fiscal Year End(#)        at Fiscal Year End($)(a)
                              Shares Acquired      Value       -----------------------       ------------------------
    Name                      on Exercise(#)    Realized($)     Vested       Unvested        Vested         Unvested
    ----                      ---------------   -----------    ---------     ---------       ------         --------
W. Thomas Gimple.............       --              --         1,169,790     1,169,099        $-0-            $-0-

Timothy E. Kelly.............       --              --           242,291       807,709         -0-             -0-

Mardan M. Afrasiabi..........       --              --           159,895       320,660         -0-             -0-

----------
(a) Represents the difference between the fair market value of the shares underlying such option at fiscal year-end ($.2812 per share) and the exercise price of such option.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

     In October 1998, Tickets.com and Messrs. Gimple and Afrasiabi entered into employment agreements. In April 1999, Tickets.com entered into a new employment agreement with Mr. Gimple that continues in effect for six years plus any extensions or renewals. In July 1999, Tickets.com and Mr. Kelly entered into an employment agreement, which was amended in December 1999. In November 2000, Tickets.com and Mr. Afrasiabi entered into a new employment agreement. These agreements provide Mr. Gimple with a base salary of $275,000, Mr. Kelly with a base salary of $225,000 and Mr. Afrasiabi with a base salary of $175,000. In addition, each agreement provides other benefits during its term and upon the termination of the employment of the executive. If Tickets.com terminates the executive's employment without cause, or if the executive terminates his employment voluntarily for good reason, then Mr. Gimple is entitled to nine months of salary and immediate vesting of 50% of all unvested options, other than options to acquire 666,667 shares of Common Stock granted on April 29, 1999 (the "Performance Options"), and Messrs. Kelly and Afrasiabi are entitled to six months of salary and immediate vesting of 50% of all unvested options.

     Messrs. Gimple's, Kelly's and Afrasiabi's employment agreements each provide for immediate vesting of all unvested options, other than the Performance Options, following a change in control or corporate transaction. If within 24 months following a change in control or corporate transaction, Tickets.com terminates the employment of the executive without cause or the executive terminates his employment voluntarily for good reason, then Mr. Gimple is entitled to 18 months of salary and Messrs. Kelly and Afrasiabi are entitled to 12 months of salary. The employment agreements also include provisions regarding the protection of confidential information of Tickets.com, non-competition with Tickets.com, non-solicitation of other employees of Tickets.com and indemnification of the executives by Tickets.com.

     In January 2001, Mr. Kelly resigned from his position with Tickets.com. Mr. Kelly did not receive any benefits under his employment agreement as a result of his resignation and all of his options have expired.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors established the Compensation Committee in December 1997. During the 2000 Fiscal Year, the Compensation Committee consisted of Mr. Sinacori, Mr. Sym-Smith and Mr. Christos Cotsakos. In June 2000, Mr. Cotsakos resigned as a member of the Board. None of these individuals was an officer or employee of Tickets.com at any time during the 2000 Fiscal Year or at any other time.

     No current executive officer of Tickets.com has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of Tickets.com's Board of Directors or Compensation Committee.

     Tickets.com currently intends that any future transactions with affiliates of Tickets.com will be on terms at least as favorable to Tickets.com as those that can be obtained from nonaffiliated third parties.

DIRECTOR COMPENSATION

     Tickets.com reimburses its directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Directors currently receive no cash compensation for serving on the Board. However, in December 1997, each non-employee board member serving on the Board received an option to purchase 11,111 shares of Common Stock at an exercise price of $2.25 per share, and such options are fully exercisable and terminate on December 22, 2007. Under our 1999 Stock Incentive Plan, each new non-employee director typically receives an option to purchase 13,333 shares of Common Stock upon joining the Board of Directors which vests in equal annual installments upon the director's completion of each year of Board service over a three-year period measured from the director's initial election to the Board. Each incumbent director is granted an option to purchase an additional 4,444 shares of Common Stock annually which vests immediately upon grant. Pursuant to the terms of the 1999 Stock Incentive Plan, Messrs. Sinacori and Sym-Smith were each granted an option to purchase 4,444 shares of Common Stock at an exercise price of $3.00 per share on June 1, 2000, and Mr. Kelly was granted an option to purchase 13,333 shares of Common Stock at an exercise price of $.7812 per share upon joining the Board on February 14, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to Tickets.com with respect to the beneficial ownership of Tickets.com's Common Stock as of March 31, 2001, by (i) all persons who are beneficial owners of five percent (5%) or more of Tickets.com's Common Stock, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock options, warrants or convertible debt that are currently exercisable or exercisable within 60 days of March 31, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options, warrants or debt for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                                                                       Percentage
                                                                      Shares           of Shares
                                                                   Beneficially       Beneficially
                  Beneficial Owner                                    Owned              Owned
                  ----------------                                 ------------       ------------
Braden R. Kelly(a).............................................      8,578,727           14.4%
W. Thomas Gimple(b)............................................      1,265,291            2.1%
Nicholas E. Sinacori(c)........................................        319,998               *
Timothy E. Kelly(d)............................................        242,291               *
Mardan M. Afrasiabi(e).........................................        243,603               *
C. Ian Sym-Smith(f)............................................        198,870               *
General Atlantic Partners LLC(a)...............................      8,565,395           14.4%
Excite, Inc.(g)................................................      3,900,002            6.6%
Zesiger Capital Group LLC(h)...................................      3,674,882            6.2%
All directors and executive officers as a group
  (8 persons)(a), (b), (c), (d), (e), (f), (g), (i)............     10,764,944           17.6%

------------
 *  Represents beneficial ownership of less than one percent.

(a) Includes the following securities held by various General Atlantic partnerships: (1) 4,203,871 shares owned by General Atlantic Partners 46, L.P., 2,718,753 shares owned by General Atlantic Partners 54 L.P., 875,494 shares owned by GAP Coinvestment Partners, L.P. and 567,587 shares owned by GAP Coinvestment Partners II, L.P. and (2) warrants to purchase 165,202 shares of Common Stock owned by General Atlantic Partners 54, L.P. and warrants to purchase 34,488 shares of Common Stock owned by GAP Coinvestment Partners II, L.P. In addition, includes options outstanding to purchase 13,333 shares of Common Stock that are exercisable within 60 days of March 31, 2001, which options are held by Mr. Kelly. Mr. Kelly, a director of Tickets.com, is a managing member of General Atlantic Partners, LLC and a general partner of GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. General Atlantic Partners, LLC is the general partner of General Atlantic Partners 46, L.P. and General Atlantic Partners 54, L.P. The managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment Partners, L.P. and GAP Coinvestment Partners II, L.P. Mr. Kelly disclaims beneficial ownership of the shares referred to in clauses (1) and (2) above, except to the extent of his pecuniary interest therein. The address of General Atlantic is 3 Pickwick Plaza, Greenwich, Connecticut 06830.

(b) Includes options outstanding to purchase 1,250,692 shares of Common Stock that are exercisable within 60 days of March 31, 2001.

(c) Includes (1) 237,777 shares held by International Capital Partners, Inc.,
    (2) options outstanding to purchase 15,555 shares of Common Stock which are exercisable within 60 days of March 31, 2001 and (3) warrants to purchase 6,666 shares of Common Stock held by International Capital Partners that are exercisable within 60 days of March 31, 2001. Mr. Sinacori, a director of Tickets.com, is a managing partner of International Capital Partners. Mr. Sinacori disclaims beneficial ownership of the shares held by International Capital Partners except to the extent of his pecuniary interest therein.

(d) Comprises options outstanding to purchase 242,291 shares of Common Stock that are exercisable within 60 days of March 31, 2001.

(e) Includes options outstanding to purchase 203,124 shares of Common Stock that are exercisable within 60 days of March 31, 2001.

(f) Includes (1) options outstanding to purchase 4,444 shares of Common Stock that are exercisable within 60 days of March 31, 2001, (2) warrants to purchase 6,666 shares of Common Stock that are exercisable within 60 days of March 31, 2001, and (3) 20,000 shares held by Giving Productively, Inc. Mr. Sym-Smith is President of Giving Productively, Inc.

(g) The address of Excite, Inc. is 450 Broadway, Redwood, California 94063.

(h) The shares are held in discretionary accounts which Zesiger Capital Group LLC manages. Zesiger has sole voting power with respect to 1,362,776 of such shares and sole dispositive power with respect to all 3,674,882 shares. Zesiger disclaims beneficial ownership of all 3,674,882 shares. The address of Zesiger Capital Group LLC is 320 Park Avenue, 30th Floor, New York, New York 10022.

(i) The address of all directors and executive officers is 555 Anton Boulevard, 12th Floor, Costa Mesa, California 92626.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Tickets.com has entered into employment agreements with each of its executive officers as described in "Item 11. Executive Compensation - Employment and Severance Arrangements."

     In connection with an equity investment of $55 million in Tickets.com in August 1999, Excite, Inc. entered into a letter of intent with Tickets.com, providing for certain services to be performed by Excite and certain other services to be performed by Tickets.com. In connection with its investment, Excite and its affiliate, Cox Interactive Media, each entered into a content and distribution agreement with Tickets.com. Under these agreements, Tickets.com agreed to integrate its event information and ticket purchasing capabilities on web sites of Excite and Cox and their affiliates. Pursuant to the letter of intent and in conjunction with Excite's equity investment, Tickets.com paid Excite $25 million for content, advertising and distribution, and must pay other additional fees to Excite over a period of three years. The content and distribution agreement with Cox provides that Tickets.com will purchase a minimum of $13.5 million in advertising from Cox over a period of three years.

     In fiscal 2000, Tickets.com recognized a total of $750,000 in advertising revenue from Excite. Tickets.com also recognized $9.0 million in expense related to these agreements for the same period, of which, approximately $7.4 million was a non-cash item amortized from the original $25 million prepayment by Excite.

     All future transactions between Tickets.com and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to Tickets.com than could be obtained from unaffiliated third parties.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of this Report:

        1.   FINANCIAL STATEMENTS

             "Financial Statements" are filed as part of this Form 10-K .... F-1

        2.   FINANCIAL STATEMENT SCHEDULES.

             Schedule II -- Valuation and Qualifying Accounts...............F-33

             All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

        3.   EXHIBITS

             An "Exhibit Index" is filed as part of this Form 10-K.......... E-1

      (b)  Reports on Form 8-K:

         None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 27th day of April, 2001.

                                       TICKETS.COM, INC.


                                       By:  /s/   W. THOMAS GIMPLE
                                          -------------------------------------
                                       Name:      W. Thomas Gimple
                                       Title:     Co-Chairman of the Board and
                                                  Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


                      SIGNATURES                                                   TITLE                      DATE
                      ----------                                                   -----                      ----
      /s/      C. IAN SYM-SMITH                  Co-Chairman of the Board                         April 27, 2001
------------------------------------------
               C. Ian Sym-Smith

      /s/      W. THOMAS GIMPLE                  Co-Chairman of the Board and Chief Executive     April 27, 2001
------------------------------------------       Officer (Principal Executive Officer)
               W. Thomas Gimple

      /s/        ERIC P. BAUER                   Chief Financial Officer (Principal Financial     April 27, 2001
------------------------------------------       and Accounting Officer)
                 Eric P. Bauer

      /s/    NICHOLAS E. SINACORI                Director                                         April 27, 2001
------------------------------------------
             Nicholas E. Sinacori

      /s/       BRADEN R. KELLY                  Director                                         April 27, 2001
------------------------------------------
                Braden R. Kelly

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


/s/ Arthur Andersen LLP
-------------------------------
    ARTHUR ANDERSEN LLP


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
                                                                  -------
                                                                  $14,037
                                                                  =======

OPERATING AGREEMENTS WITH EXCITE@HOME AND COX INTERACTIVE MEDIA.

     In connection with its investment in Tickets.com, (see Note 16)
Excite@Home entered into a letter of intent with Tickets.com, providing for certain services to be performed by Excite and certain other services to be preformed by Tickets.com. In connection with its investments, Excite@Home and Cox Interactive Media entered into a content and distribution agreement with Tickets.com. Under these agreements, Tickets.com will integrate its event information and ticket purchasing capabilities on web sites of Excite and Cox Interactive Media and their affiliates. Pursuant to the letter of intent with Excite and in conjunction with the closing of the sale and issuance of the 6,111,114 shares of Series E Convertible Preferred Stock in October 1999, the Company paid Excite $25.0 million for content, advertising and distribution, and must pay other additional fees to Excite over a period of three years. The content and distribution agreement with Cox Interactive Media provides that Tickets.com will purchase a minimum of $13.5 million in advertising from Cox Interactive Media over a period of three years.

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

                                TICKETS.COM, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                                    FOR THE YEAR ENDED
                                                            ------------------------------------------------------------------
                                                            DECEMBER 31, 2000        DECEMBER 31, 1999   DECEMBER 31, 1998
                                                            ------------------      ------------------      ------------------
Allowance for doubtful accounts:                                                       (In thousands)
  Beginning Balance ...................................     $             (439)     $             (255)     $             (284)
Additions:
  Charged to costs and expenses .......................                 (1,823)                   (150)                    (33)
  Charged to other accounts ...........................                     --                    (275)                    (13)
  Deductions/write-offs ...............................                    266                     241                      75
                                                            ------------------      ------------------      ------------------
Ending Balance ........................................     $           (1,996)     $             (439)     $             (255)
                                                            ==================      ==================      ==================


      EXHIBIT
       NUMBER         DESCRIPTION
       ------         -----------
        3.1#          Amended and Restated Certificate of Incorporation of the Company
                      (previously filed as Exhibit 3.3 to the Company's Registration
                      Statement on Form S-1 declared effective November 3, 1999 (File
                      No. 333-79709) and incorporated by reference herein)

        3.2#          Amended and Restated Bylaws of the Company

        4.1*          Specimen certificate representing shares of common stock of the
                      Company

        10.1#         Form of Indemnification Agreement between the Company and each of the Directors and Officers of the Company W. Thomas Gimple,
                      Mardan M. Afrasiabi, Nicholas Sinacori

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

        10.14*        Agreement by and between the Company and RBB Bank AG dated as of
                      January 24, 1999, as amended

        10.15*        Employment Agreement between W. Thomas Gimple and the Company effective as of April 29, 1999


        10.16#        Employment Agreement between Eric P. Bauer and the
                      Company effective as of September 5, 2000

        10.17#       Employment Agreement between Mardan Afrasiabi and the
                     Company effective as of November 22, 2000

        10.18#       Employment Agreement between Andrew Donkin and the
                     Company effective as of April 24, 2000

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

            10.21*+ Merchant Agreement dated as of March 1, 1999 by and between GeoCities and the Company

            10.22#      Agreement dated as of April 7, 2000, Termination and
                        Release Agreement with Thomas R. Pascoe and the Company

            10.23*+ Agreement dated as of November 1, 1998, by and between International Merchandising Corporation and the Company, as amended

            10.24#      Asset Purchase Agreement between Tickets.com, Inc.,
                        Carr-Gottstein Foods Co., and Safeway Inc., dated
                        April 20, 2000

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

            23.1#       Consent of Arthur Andersen LLP

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

# This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 10-K declared effective April 2, 2000
     (File No. 000-27893) under the same exhibit number, and is incorporated by reference herein.