Form 10-Q
period 2001-03-31
TICKETS COM INC
filed 2001-05-15
CIK 1038083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2001

                                       or

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

          555 Anton Boulevard, 11th Floor, Costa Mesa, California 92626

                    (Address of principal executive offices)

                                 (714) 327-5400
               Registrant's Telephone Number, Including Area Code

          555 Anton Boulevard, 12th Floor, Costa Mesa, California 92626
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of April 30, 2001, there were approximately 59,395,623 shares of the Registrant's Common Stock, par value $0.000225 per share, outstanding.

                                TICKETS.COM, INC

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM        DESCRIPTION                                                                     PAGE NO.
----        -----------                                                                     --------
                                     PART I
Item 1.     Financial Statements.......................................................         1
                Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001
                and December 31, 2000..................................................         1
                Condensed Consolidated Statements of Operations (unaudited) -- Three
                Months Ended March 31, 2001 and 2000...................................         2
                Condensed Consolidated Statements of Cash Flows (unaudited) --Three
                Months Ended March 31, 2001 and 2000...................................         3
                Notes to Condensed Consolidated Financial Statements (unaudited).......         4
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................         9
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................        20

                                     PART II

Item 1.     Legal Proceedings..........................................................        20
Item 2.     Changes in Securities and Use of Proceeds .................................        20
Item 3.     Defaults Upon Senior Securities............................................        20
Item 4.     Submission of Matters to a Vote of Security Holders........................        21
Item 5.     Other Information..........................................................        21
Item 6.     Exhibits and Reports on Form 8-K...........................................        21

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 MARCH 31      DECEMBER 31
                                                                                   2001           2000
                                                                               -----------     -----------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................................      $  16,439       $  20,026
  Accounts receivable, net of allowances of $2,342  and $1,996 ...........          8,612          11,021
  Prepaid expenses and other current assets ..............................         13,654          20,004
                                                                                ---------       ---------
          Total current assets ...........................................         38,705          51,051
Property and equipment, net ..............................................         16,647          16,920
Goodwill and intangible assets, net ......................................         46,567          48,604
Other assets .............................................................          4,956          14,841
                                                                                ---------       ---------
                                                                                $ 106,875       $ 131,416
                                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................      $  13,432       $  11,713
  Accrued liabilities ....................................................         10,958           8,970
  Current portion of long-term debt and capital lease obligations ........          2,471           2,634
  Deferred revenue and other current liabilities .........................          3,447           2,758
                                                                                ---------       ---------
          Total current liabilities ......................................         30,308          26,075
Long-term debt and capital lease obligations, net of current portion .....            870           1,406
Other liabilities ........................................................          1,341           1,589
                                                                                ---------       ---------
          Total liabilities ..............................................         32,519          29,070

Minority interest ........................................................            327             327

Stockholders' equity:
  Common stock, $.000225 par value; 270,000 shares authorized;
  59,393 and 59,278 shares issued and outstanding, respectively ..........             13              13
  Paid-in capital ........................................................        323,084         323,036
  Accumulated deficit ....................................................       (248,848)       (220,856)
  Accumulated other comprehensive loss ...................................           (220)           (174)
                                                                                ---------       ---------
          Stockholders' equity ...........................................         74,029         102,019
                                                                                ---------       ---------
                                                                                $ 106,875       $ 131,416
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

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                          -----------------------
                                                                            2001           2000
                                                                          --------       --------
Revenue ............................................................      $ 15,075       $ 14,072
Cost of services ...................................................         9,728         10,404
                                                                          --------       --------
Gross profit .......................................................         5,347          3,668
                                                                          --------       --------
Operating expenses:
  Sales and marketing ..............................................         5,630         12,436
  Technology development ...........................................         2,505          4,735
  General and administrative .......................................         7,539          6,713
  Amortization of goodwill and intangibles .........................         2,360          2,408
  Impairment of assets .............................................        15,434             --
                                                                          --------       --------
          Total operating expenses .................................        33,468         26,292
                                                                          --------       --------
Loss from operations ...............................................       (28,121)       (22,624)
                                                                          --------       --------

Other income, net:
  Other income, net ................................................           129            985
  Minority interest ................................................            --             29
                                                                          --------       --------
          Total other income, net ..................................           129          1,014
                                                                          --------       --------

Loss before provision for income taxes .............................       (27,992)       (21,610)
  Provision for income taxes .......................................            --             26
                                                                          --------       --------
Net loss ...........................................................      $(27,992)      $(21,636)
                                                                          ========       ========

Earnings per share:
  Basic and diluted net loss per share .............................      $  (0.47)      $  (0.37)
                                                                          ========       ========
  Weighted average common shares outstanding basic and diluted .....        59,352         57,720
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

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
Cash flows from operating activities:
Net loss .....................................................      $(27,992)      $(21,636)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Impairment of assets .......................................        15,434             --
  Depreciation and amortization ..............................         4,261          3,799
  Allowance for bad debt .....................................           600            754
  Noncash expenses ...........................................           661          1,563
  Minority interest ..........................................            --            (29)
Changes in operating assets and liabilities:
  Accounts receivable ........................................         1,849           (803)
  Prepaid expenses and other  assets .........................            55           (130)
  Accounts payable ...........................................         1,719            129
  Accrued liabilities ........................................         1,663            370
  Deferred revenue and other liabilities .....................           443         (1,041)
                                                                    --------       --------
     Net cash used in operating activities ...................        (1,307)       (17,024)
                                                                    --------       --------

Cash flows from investing activities:
  Purchases of property and equipment ........................        (1,630)        (3,145)
  Equity investment ..........................................            --         (1,500)
  Increase in restricted cash and investments ................            --             (7)
                                                                    --------       --------
     Net cash used in investing activities ...................        (1,630)        (4,652)
                                                                    --------       --------

Cash flows from financing activities:
  Principal payments on long-term debt .......................          (698)          (539)
  Proceeds from exercise of stock options ....................            48          1,240
                                                                    --------       --------
     Net cash (used in) provided by financing activities .....          (650)           701
                                                                    --------       --------

Net decrease in cash and cash equivalents ....................        (3,587)       (20,975)
Cash and cash equivalents, beginning of period ...............        20,026         94,173
                                                                    --------       --------
Cash and cash equivalents, end of period .....................      $ 16,439       $ 73,198
                                                                    ========       ========

Supplemental disclosures of cash flow information:
  Interest paid ..............................................      $     75       $     82
                                                                    ========       ========
  Income tax paid ............................................      $     18       $     26
                                                                    ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  DESCRIPTION OF BUSINESS

    Tickets.com, Inc. and its wholly-owned subsidiaries Bay Area Seating Service, Inc. ("BASS"), ProTix, Inc. ("ProTix"), TicketsLive Corporation ("TicketsLive"), dataCulture, Ltd. ("dataCulture") and Lasergate Systems, Inc. ("Lasergate"), collectively (the "Company", "Tickets.com", "we", or "us"), is a leading business-to-business ticketing solutions provider for live events. The Company facilitates the sale of tickets by enabling venues and entertainment organizations with proprietary and cutting edge software, call centers, interactive voice response systems and retail outlets. The Company builds private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. The Company's automated ticketing solution is used by thousands of entertainment organizations such as leading performing art centers, professional sport organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America.

2.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000, the consolidated statements of earnings for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

   We expect to begin to generate positive cash flows from operations by the end of calendar 2001. However, existing cash balances are not expected to cover our requirements until that time by approximately $6.5 million. In addition, our present cash balances will only be sufficient to pay ongoing cash expenses until approximately the end of the second quarter of 2001. On May 1, 2001, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with certain investors (the "Investors"). Pursuant to the Purchase Agreement, we will sell an aggregate of 25,000,000 shares of our Series F Senior Cumulative Redeemable Preferred Stock (the "Shares") to the Investors at a price of $0.60 per share, which will result in total gross proceeds of $15,000,000 (before deducting fees and expenses) to us. The purchase of the Shares by the Investors is to be effected in two closings of $6.5 million and $8.5 million, respectively, each of which is subject to specific conditions specified in the Purchase Agreement. The second closing is subject to the obtaining of all regulatory approvals and stockholder consent as may be necessary for us and the Investors to complete the transaction. No assurance can be given that such conditions will be satisfied or that such regulatory approvals and stockholder consent will be obtained. Any failure to raise this, or alternative, additional funding in a timely manner will place us in significant financial jeopardy.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Impairment of Assets. The Company assesses the recoverability of its assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of the Company's assets are assessed. (See Note 4.)

  Revenue Recognition

    The Company primarily generates revenue from per ticket service fees charged directly to consumers who order tickets through the Company's web site, call centers, interactive voice response or retail outlets, net of revenue sharing agreements. In addition, the Company charges a handling fee to consumers for all tickets sold by the Company, other than through retail outlets. The Company recognizes service fee and handling fee revenue from ticket sales at the time the sale is made.

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

    The Company additionally generated ticketing services revenues through the auction of venues' and performers' tickets on the Company's web site. Under those types of arrangements, the Company generally purchased, at face value, any unsold tickets that were allocated for auction on the Company's web site. If the Company was unable to sell these tickets, or sell them at less than face value, losses were incurred on the tickets purchased. The gross value of the sale of these tickets was recorded as revenues. The amount paid for the tickets, amounts paid to performers venues or charities, and the costs of delivering the tickets to the consumers were recognized as cost of services. Pursuant to current ticket auction contracts with certain entertainers, certain amounts collected above the face value were donated to a charity of the performer's choice, the amounts donated are also included as cost of services. As of May 2000, the Company no longer provided auction services.

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

4.  IMPAIRMENT OF ASSETS

    In the three months ended March 31, 2001, the Company recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to the Company's business. Management believes the online marketing relationship with Excite@Home will not be realized and was written down by $13.9 million. Additionally, the Company wrote-off the strategic investment of two Internet based companies for $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million.

5.  BUSINESS SEGMENT REPORTING

    The operating segments below reflect the segmentation of the business under which management evaluates financial data to make operating decisions and assess performance. The Company is organized into four reportable operating segments:
Ticketing Services Group ("TSG"), Internet Ticketing Group ("ITG"), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. Segment performance measurement is based on operating income before other corporate expenses, amortization of intangibles, assets impairments, interest income and expense and income taxes. Other corporate expenses principally consists of unallocated administrative support and technology functions. There have been no inter-segment sales. Assets are not allocated to specific products and accordingly cannot be reported by segment. The business segment information for the prior year has been restated.


                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                              -----------------------
                                                2001           2000
                                              --------       --------
                                                     (unaudited)
                                                   (in thousands)
Revenue
     TSG ...............................      $  9,093       $  8,307
     ITG ...............................         4,415          3,303
     International .....................         1,212          1,581
     Other .............................           355            881
                                              --------       --------
Total Segment Revenues .................        15,075         14,072
                                              --------       --------
Gross Profit
     TSG ...............................         2,841            938
     ITG ...............................         1,561          1,398
     International .....................           651            776
     Other .............................           294            556
                                              --------       --------
Total Gross Profit .....................         5,347          3,668
                                              --------       --------
Operating income/(loss)
     TSG ...............................        (1,205)        (4,293)
     ITG ...............................        (1,518)          (246)
     International .....................           (96)        (1,134)
     Other .............................          (951)        (7,433)
                                              --------       --------
Total Segment Operating Loss ...........        (3,770)       (13,106)
                                              --------       --------
Unallocated administrative support
and technology functions ...............        (6,557)        (7,110)
Amortization of intangibles ............        (2,360)        (2,408)
Impairment of assets ...................       (15,434)            --
                                              --------       --------
  Loss from operations .................      $(28,121)      $(22,624)
                                              ========       ========

6.  LITIGATION

    On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against the Company in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit the Company from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site and using the Ticketmaster name on the Company's web site. In addition, the suit alleges that the Company has engaged in other wrongful acts, such as providing false and misleading information on its web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Company's web site. The suit originally sought (i) an injunction to prohibit the Company from further engaging in any alleged unlawful activity, (ii) treble damages,
(iii) attorneys' fees and other unspecified damages. On September 15, 1999 the Company filed a motion to dismiss the lawsuit. A hearing on the motion to dismiss had been scheduled for January 2000. On January 7, 2000, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act.

    We filed a motion to dismiss the Amended Complaint and on March 27, 2000, the Court dismissed four (4) of the six (6) claims in the Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. On August 10, 2000, the Court denied this motion.

    In May 2000, we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of Federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim and on September 25, 2000 the Court denied this motion.

    On February 12, 2001 we were scheduled to mediate this dispute before a retired judge with respect to potential settlement. Three days prior to the mediation, Ticketmaster Corporation and Ticketmaster Online refused to participate in the mediation. We are currently preparing to file a motion for an order to compel Ticketmaster Corporation to participate in the mediation or in the alternative, a settlement conference. As of this date, no trial date has been set in this matter.

    On April 26, 2001 the United States District Court, Central District of California, Western Division issued an order establishing the appropriate framework within which to conduct discovery in this matter including but not limited to interrogatories, depositions and document production. The court indicated that it will soon be issuing a second order concerning the timetables for completion of discovery as well as a discovery cut-off deadline. As of this date, no trial date has been set in this matter.

    The Company has not recorded a provision for these matters in its financial statements.

7.  NON-MONETARY AGREEMENT

    In December 1999, the Company entered into an agreement with the Salt Lake Organizing Committee ("SLOC") to be the Official Ticketing Services Supplier for the 2002 Olympic and Paralympic Winter Games ("Games'). Under the terms of the agreement, the Company is the exclusive provider of ticketing services for the Games, including Internet, mail and telephone orders as well as the operation of the local and regional ticket retail outlets. Association with SLOC is expected to generate significant brand awareness for the Company via a specifically designed website, advertising as an "official supplier", billboards during the Olympics, an onsite presence at the Games as well as online ticket advertising.

    SLOC and the Company reached an agreement that the ticketing services to be delivered by the Company are based on a fixed price contract, consisting of cash payments for $3.4 million and the consideration for the marketing rights to advertise as an official suppler of the Games. The estimated market value of this agreement is $6.5 million. In accordance with the requirements under Accounting Principles Board Opinion 29, "Accounting for Nonmonetary Transactions" and Emerging Issues Task Force Issue 99-17, "Accounting for Advertising Barter Transactions", the non-cash portion of this agreement represents a barter agreement. The Company recorded revenue of $812,000 and recognized non-cash advertising expense of $55,000 relating to the barter portion of this transaction for the three months ended March 31, 2001.

8.  SUBSEQUENT EVENTS

   On May 1, 2001, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") by and among the Company and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar LLC, and International Capital Partners, Inc., Profit Sharing Trust (the "Investors"). Pursuant to the Purchase Agreement, the Company will sell an aggregate of 25,000,000 shares of its Series F Senior Cumulative Redeemable Preferred Stock (the "Shares") to the Investors at a price of $0.60 per share, which will result in total gross proceeds of $15,000,000 (before deducting fees and expenses) to the Company. The purchase of the Shares by the Investors is to be effected in two closings, each of which is subject to specific conditions specified in the Purchase Agreement. The second closing is subject to the obtaining of all regulatory approvals and stockholder consent as may be necessary for the Company and the Investors to complete the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include risks and uncertainties and relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Tickets.com, Inc. believes that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations is disclosed herein. All forward-looking statements are expressly qualified in their entirety by such language. Tickets.com, Inc. does not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures made by Tickets.com, Inc. which describe certain factors which affect Tickets.com business, including the risk factors that follow.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues

    Ticketing Services Group. Revenues from TSG increased 9.6% to $9.1 million for the three months ended March 31, 2001 from $8.3 million for the three months ended March 31, 2000. The increase for the quarter was due to an increase in the number of high profile performances such as U2, NSync, Dave Mathews Band, WWF events, and various full-service Major League Baseball clients, relative to the same quarter last year. These on-sales increased our revenues from fees related to ticket sales.

    Internet Ticketing Group. Revenues from ITG increased 33.3% to $4.4 million for the three months ended March 31 2001 from $3.3 million for the three months ended March 31, 2000. The increase was the result of increased ticket volume from our Internet enabled software licensees and additional new clients added subsequent to March 31, 2000. Included in ITG's revenue for the three months ended March 31, 2001 was $0.4 million relating to the non-monetary portion of the SLOC agreement.

    International. International revenues decreased 25.0% to $1.2 million for the three months ended March 31 2001 from $1.6 million for the three months ended March 31, 2000. The decrease reflects a drop in software license fee revenue and third party hardware sales revenue. The decrease in hardware sales was due to the increased competition in hardware sales in the United Kingdom market.

COST OF SERVICES

    Ticketing Services Group. Cost of services for TSG decreased 14.9% to $6.3 million for the three months ended March 31, 2001 from $7.4 million for the three months ended March 31, 2000. As a percentage of TSG revenues, total cost of services for TSG decreased to 69.2% from 89.2%. The decrease was mainly attributable to successful implementation of cost reduction plans to contain our telecommunication and call center expenses.

    Internet Ticketing Group. Cost of services for ITG increased 52.6% to $2.9 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. The current quarter includes cost of services related to the growth in our license and support business, including services for SLOC. As a percentage of ITG revenue, cost of services increased to 65.9% from 57.6%. The percentage of ITG revenue to ITG cost of services fluctuates due to a high proportion of direct fixed costs in association with revenue recognition.

    International. Cost of services for International decreased 25.0% to $0.6 million for the three months ended March 31, 2001 from $0.8 million for the three months ended March 31, 2000. The decrease was primarily related to the decrease in international service revenue. As a percentage of International revenue, cost of services remained unchanged at 50.0%.

OPERATING EXPENSES

    Sales and Marketing. Sales and marketing expenses decreased 54.8% to $5.6 million for the three months ended March 31, 2001 from $12.4 million for the three month ended March 31, 2000. As a percentage of total revenues, sales and marketing expenses decreased to 37.1% from 87.9%. The decrease is mainly attributable to the decline in professional services, reflecting the issuance of warrants to performers in the prior year as well as termination of our relationship with an advertising agency in the year ended December 31, 2000. The decrease also reflects the elimination of the periodic expense related to the asset impairment for the online marketing relationship with Excite@Home, for the three months ended March 31, 2001. In addition, the decrease also reflects a reduction in advertising expenses as we continue to focus our efforts on our clients instead of building our brand. We expect to continue to direct our effort from high cost branding to combine client-driven advertising and promotions, a strategy that emphasizes our client relationships.

    Technology Development. Technology development expenses decreased 46.8% to $2.5 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31 2000. As a percentage of total revenues, technology development expenses decreased to 16.6% from 33.3%. This decrease was related to a reduction of duplicated efforts stemming from the subsidiaries we acquired in prior years. The decrease reflects our efforts to consolidate software code lines, resulting in reduced costs to support fewer software products. As we continue our efforts to improve and expand our core ticketing system, we expect a greater stabilization of our expenses and additional benefits from consolidation to reduce our development efforts to a support function for a single ticketing system.

    General and Administrative. General and administrative expenses increased 11.9% to $7.5 million for the three months ended March 31, 2001 from $6.7 million for the three months ended March 31, 2000. As a percentage of total revenue, general and administrative expenses increased to 49.7% from 47.5%. We anticipate general and administrative expenses will decline as we continue to integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space.

    Impairment of Assets. In the three months ended March 31, 2001, the Company recorded a charge of $15.4 million for the impairment of various assets. Impairment of assets is 102.0% of total revenue. This charge consisted primarily of the write-down of investments that are no longer core to the Company's business. Management believes the online marketing relationship with Excite@Home will not be realized and was written down by $13.9 million. Additionally, the Company wrote-off the strategic investment of two Internet based companies for $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million.

OTHER INCOME, NET

    Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 83.3% to $0.2 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March, 31 2000. The decrease is mainly due to lower cash balances that resulted from our cash used in operating and investing activities. Interest expense decreased 50.0% to $0.1 million for the three months ended March 31, 2001 from $0.2 million for the three months ended March 31 2000. The decrease reflects the reduction of our long-term debt in connection with our initial public offering in November 1999.

NET LOSS

    Net Loss. For the three months ended March, 31 2001, our net loss was $ 28.0 million or $0.47 per share. For the three months ended March 31, 2000, our net loss was $21.6 million or $0.37 per share. The increase in the net loss was primarily due to the charge for impairment of assets of $15.4 million and was partially offset by the decrease in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents decreased by $3.6 million to $16.4 million as of March 31, 2001 from $20.0 million as of December 31, 2000. The decrease resulted primarily from net cash used in operating activities of $1.3 million, purchases of property and equipment of $1.6 million and payments on long-term debt and leases of $0.7 million. Cash used in operating activities was primarily for the funding of losses before non-cash items such as depreciation, amortization, allowance for bad debt and impairment of assets. The decrease in cash due to operating losses were partially offset by increases in current liabilities of $3.8 million and decreases in current assets of $1.9 million.

    We expect to begin to generate positive cash flows from operations by the end of calendar 2001. However, existing cash balances are not expected to cover our requirements until that time by approximately $6.5 million. In addition, our present cash balances will only be sufficient to pay ongoing cash expenses until approximately the end of the second quarter of 2001. On May 1, 2001, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with certain investors (the "Investors"). Pursuant to the Purchase Agreement, we will sell an aggregate of 25,000,000 shares of our Series F Senior Cumulative Redeemable Preferred Stock (the "Shares") to the Investors at a price of $0.60 per share, which will result in total gross proceeds of $15,000,000 (before deducting fees and expenses) to us. The purchase of the Shares by the Investors is to be effected in two closings of $6.5 million and $8.5 million, respectively, each of which is subject to specific conditions specified in the Purchase Agreement. The second closing is subject to the obtaining of all regulatory approvals and stockholder consent as may be necessary for us and the Investors to complete the transaction. No assurance can be given that such conditions will be satisfied or that such regulatory approvals and stockholder consent will be obtained. Any failure to raise this, or alternative, additional funding in a timely manner will place us in significant financial jeopardy.

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Act was designed to encourage companies to provide prospective information about themselves without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Tickets.com, Inc. does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

FORWARD LOOKING INFORMATION REGARDING REVENUE GROWTH AND EXECUTION OF OUR BUSINESS PLAN

    Outlined below are certain factors that may preclude us from meeting our revenue expectations and fulfilling our business strategy.

    We Need Additional Funding To Continue Our Operations And May Not Be Able To Obtain It In A Timely Fashion Or On Satisfactory Terms. We are operating with very limited cash resources and need to obtain additional funds to continue our planned operations. If we do not receive the additional funding in the near future, we will have to modify our business plan, reduce or discontinue some or all of our operations, seek a buyer for substantially all of our assets or seek bankruptcy protection. Our short-term and long-term ability to meet our liquidity requirements and to continue operations will depend on our ability to raise additional funding. Although we have entered into a purchase agreement for the sale of our Series F Senior Cumulative Redeemable Preferred Stock which would satisfy our funding needs, there can be no assurance that the conditions to the closing of such sale will be satisfied.

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

    If We Fail To Retain Clients, We May Experience A Loss Of Revenue. In order to achieve our intended growth and market presence, we must satisfy our current clients' needs. If we fail to do so, we may lose significant clients and the revenue we generate from those clients.

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

    Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model. Since 1996, we have completed eleven acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales on the Internet and expanding our client base. We cannot be certain that we will be successful in increasing our Internet sales in future periods as well as increase our client base. If we are not, our revenues will not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

    We Have Limited Experience In Offering E-Commerce Services To Consumers And May Not Be Able To Generate Substantial Revenues and Efficiencies From Internet Sales. We began online ticket sales in the third quarter of 1997. Historically, we have sold tickets primarily through retail stores and telephone sales centers. In order to generate substantial revenues and efficiencies from online ticket sales, we must significantly increase the number of clients who use our online ticketing services. These clients generally use software systems that do not enable ticket sales over the Internet without a specific software upgrade. We cannot guarantee continued acceptance of our clients to Internet enable their ticketing services.

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

    We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. Our primary competitor on a national level is Ticketmaster Corporation, which has operations in multiple locations throughout the United States. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally and in Internet ticketing specifically, more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster Corporation. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the stages of developing a strong national presence.

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

    Because Of Our Limited Operating History And Limited Internet Experience May Cause Significant Fluctuations In Our Operating Results. Our limited operating history makes it difficult for us to predict future results of operations and difficult for you to evaluate our prospects or us. Our operating results may fall below the expectations of market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. The emerging nature of the markets in which we compete makes forecasting more difficult and potentially unreliable. Our current and future expense levels are based predominantly on our operating plans and estimates of future revenues, and are to a large extent fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, if our revenues in any particular quarter are lower than anticipated, our operating results would likely fall short of market expectations.

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

FORWARD LOOKING INFORMATION REGARDING OPERATING EXPENSES

    If We Cannot Effectively Integrate Our Numerous Acquisitions, We May Experience Increased Costs, Operating Inefficiencies, System Disruptions And The Loss Of Clients. The integration of acquired companies into a cohesive business requires the combination of different business models, financial, accounting and other internal systems, varied technologies and personnel who have dissimilar expertise and backgrounds. It also requires the management of companies or operating units that are geographically dispersed throughout the United States and internationally. We cannot be certain that we will be able to successfully integrate the operations, personnel or systems of these acquired companies in a timely fashion, if at all. If we fail to integrate operations and personnel effectively, we will experience duplication of costs and operating inefficiencies. If we are unable to integrate technologies successfully, we may experience system disruptions or failures that could result in the dissatisfaction or loss of clients. We also cannot be certain that we will achieve value from our acquisitions commensurate with the consideration paid. If we are unable to generate sufficient revenue from any acquired companies, we will experience an unanticipated shortfall in revenue and may fail to meet the expectations of investors. If this occurs, the market price of our common stock would likely decline.

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

    Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of March 31, 2001, we had goodwill and other intangible assets of $46.6 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time, non-cash charge, which could be significant based on our acquisitions to date.

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


FORWARD LOOKING INFORMATION REGARDING LIQUIDITY AND CAPITAL RESOURCES

    We May Be Delisted From The Nasdaq National Market. On December 15, 2000, Nasdaq sent us a deficiency notice, informing us that we had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by Nasdaq Marketplace Rules and that we would be provided 90 calendar days to regain compliance. As of March 15, 2001, we failed to increase our bid price to at least $1.00, for a minimum of 10 consecutive days. On March 21, 2001, Nasdaq provided us with written notification of the staff's determination to delist our common stock. We appealed the delisting determination and a Nasdaq hearing was held on May 10, 2001. Nasdaq indicated that they would render a decision within two to four weeks. If Nasdaq is not satisfied with our response to their concerns, then Nasdaq may delist our common stock at any time without further notice to us. If Nasdaq delists our common stock, then our common stock may be traded on the OTC Bulletin Board or the "pink sheets," or not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq National Market which could make our effort to raise capital more difficult. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board and "pink sheet" stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our common stock could have adverse consequences on our holders either because of reduced market prices or a lack of a regular, active trading market for our common stock.

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

    -   future sales of our stock.

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

EFFECT OF RECENT ACCOUNTING CHANGES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We do not have any derivative instruments as of December 31, 2000 or 1999. The adoption of SFAS No. 133 as amended, did not have a material effect on our consolidated financial statements.

    In December 1999, the Securities Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition", as amended by SAB No. 101A and 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion & Analysis ("MD&A") disclosures related to revenue recognition. For the three months ended March, 31 2001 the Company recorded $1.5 million of revenue share costs as an offset to revenues.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 does not have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We are not exposed to material market risks related to fluctuations in interest rates. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Some of our contracts and liabilities are payable in foreign currencies. Accordingly, we are subject to exposure from adverse movement in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and denominated in the respective local currency.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against the Company in the United States District Court for the Central District of California seeking unspecified damages and a court order to prohibit the Company from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site and using the Ticketmaster name on the Company's web site. In addition, the suit alleges that the Company has engaged in other wrongful acts, such as providing false and misleading information on its web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on the Company's web site. The suit originally sought (i) an injunction to prohibit the Company from further engaging in any alleged unlawful activity, (ii) treble damages,
(iii) attorneys' fees and other unspecified damages. On September 15, 1999 the Company filed a motion to dismiss the lawsuit. A hearing on the motion to dismiss had been scheduled for January 2000. On January 7, 2000, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act. We filed a motion to dismiss the Amended Complaint and on March 27, 2000, the Court dismissed four
(4) of the six (6) claims in the Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. On August 10, 2000, the Court denied this motion.

    In May 2000, we filed a counter claim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of Federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim and on September 25, 2000 the Court denied this motion.

    On February 12, 2001 we were scheduled to mediate this dispute before Judge Eugene Lynch (ret.) with respect to potential settlement. Three days prior to the mediation, Ticketmaster Corporation and Ticketmaster Online refused to participate in the mediation. We are currently preparing to file a motion for an order to compel Ticketmaster Corporation to participate in the mediation or in the alternative, a settlement conference. As of this date, no trial date has been set in this matter.

    On April 26, 2001 the United States District Court, Central District of California, Western Division issued an order establishing the appropriate framework within which to conduct discovery in this matter including but not limited to interrogatories, depositions and document production. The court indicated that it will soon be issuing a second order concerning the timetables for completion of discovery as well as a discovery cut-off deadline. As of this date, no trial date has been set in this matter.

    We currently are not party to any material litigation, nor are we aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    As of March 31, 2001, Tickets.com had remaining proceeds of $11.4 million from its initial public offering of shares of common stock registered under the Securities Act of 1933, as amended, pursuant to its Registration Statement on Form S-1 (Reg. No. 333-79709), declared effective by the SEC on November 3, 1999. Subsequent to November 14, 2000, proceeds were used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

    (a) Exhibits

        None.

    (b) On May 9, 2001, the Company filed a Current Report on Form 8-K reporting under Item 5 the execution of a Stock Purchase Agreement by and among the Company and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar LLC, and International Capital partners, Inc., Profit Sharing Trust providing for the sale by the Company of its Series F Senior Cumulative Redeemable Preferred Stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  Tickets.com, Inc.
                                                    (Registrant)


Dated: May 14, 2001                               /s/ W. THOMAS GIMPLE
                                                  -----------------------------
                                                      W. Thomas Gimple
                                                      Co-Chairman of the Board
                                                      and Chief Executive
                                                      Officer (Principal
                                                      Executive Officer)


Dated: May 14, 2001                               /s/ ERIC P. BAUER
                                                  -----------------------------
                                                      Eric P. Bauer
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)