Form 10-Q
period 2001-06-30
TICKETS COM INC
filed 2001-08-14
CIK 1038083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of July 31, 2001 there were approximately 7,424,453 shares of the Registrant's Common Stock, par value $ .000225 per share, outstanding.

                                TICKETS.COM, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM       DESCRIPTION                                                                                     PAGE NO.
----       -----------                                                                                     --------
                                                  PART I
Item 1.    Financial Statements
             Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
               31, 2000...............................................................................        3
             Condensed Consolidated Statements of Operations (unaudited) -- Three Months and
               Six Months Ended June 30, 2001 and 2000................................................        4
             Condensed Consolidated Statements of Cash Flows (unaudited) --Six Months Ended
               June 30, 2001 and 2000.................................................................        5
             Notes to Condensed Consolidated Financial Statements (unaudited).........................        6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             14
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................       25

                                                  PART II
Item 1.    Legal Proceedings..........................................................................       26
Item 2.    Changes in Securities and Use of Proceeds..................................................       27
Item 3.    Defaults Upon Senior Securities............................................................       28
Item 4.    Submission of Matters to a Vote of Security Holders........................................       28
Item 5.    Other Information..........................................................................       29
Item 6.    Exhibits and Reports on Form 8-K...........................................................       29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       TICKETS.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2001            2000
                                                                                      ---------      ------------
                                                                                     (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents ....................................................      $  17,298       $  20,026
  Accounts receivable, net of allowances of $2,295 and $1,996
   respectively ................................................................          7,428          11,021
  Prepaid expenses and other current assets ....................................         13,472          20,004
                                                                                      ---------       ---------
          Total current assets .................................................         38,198          51,051
Property and equipment, net ....................................................         15,316          16,920
Goodwill and intangible assets, net ............................................         44,530          48,604
Other assets ...................................................................          3,872          14,841
                                                                                      ---------       ---------
                                                                                      $ 101,916       $ 131,416
                                                                                      =========       =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................      $  14,591       $  11,713
  Accrued liabilities ..........................................................          9,105           8,970
  Current portion of long-term debt and capital lease obligations ..............          2,167           2,634
  Deferred revenue and other current liabilities ...............................          3,296           2,758
                                                                                      ---------       ---------
          Total current liabilities ............................................         29,159          26,075
Long-term debt and capital lease obligations, net of current portion ...........            504           1,406
Other liabilities ..............................................................          1,068           1,589
                                                                                      ---------       ---------
           Total liabilities ...................................................         30,731          29,070

 Minority interest .............................................................            327             327

 Series F Senior Cumulative Redeemable Convertible Preferred Stock,
  $.000225 par value; 28,333 shares authorized, 10,833 shares issued
  and outstanding in 2001 and none in 2000 .....................................          6,078              --

Stockholders' equity:
  Common stock, $.000225 par value; 225,000 shares authorized;
  7,425 and 7,410 shares issued and outstanding, respectively ..................              2               2
  Additional paid-in capital ...................................................        323,101         323,047
  Accumulated deficit ..........................................................       (258,045)       (220,856)
  Accumulated other comprehensive loss .........................................           (278)           (174)
                                                                                      ---------       ---------
          Total stockholders' equity ...........................................         64,780         102,019
                                                                                      ---------       ---------
                                                                                      $ 101,916       $ 131,416
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

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                       -----------------------       -----------------------
                                                         2001           2000           2001           2000
                                                       --------       --------       --------       --------
Revenue .........................................      $ 17,058       $ 14,759       $ 32,129       $ 28,831
Cost of services ................................         8,979          9,685         18,704         20,089
                                                       --------       --------       --------       --------
    Gross profit ................................         8,079          5,074         13,425          8,742
Operating expenses:
  Sales and marketing ...........................         5,796         10,551         11,418         22,987
  Technology development ........................         2,424          3,852          4,930          8,587
  General and administrative ....................         6,725          8,471         14,269         15,184
  Amortization of goodwill and intangibles ......         2,360          2,491          4,720          4,899
  Impairment of long lived assets ...............            --             --         15,434             --
  Restructuring charges .........................            --         35,124             --         35,124
                                                       --------       --------       --------       --------
          Total operating expenses ..............        17,305         60,489         50,771         86,781
                                                       --------       --------       --------       --------
Loss from operations ............................        (9,226)       (55,415)       (37,346)       (78,039)
                                                       --------       --------       --------       --------
Other income (expense):
  Other income (expense) ........................            70            670            199          1,654
  Minority interest .............................            --            (64)            --            (34)
                                                       --------       --------       --------       --------
          Total other income (expense), net .....            70            606            199          1,620
                                                       --------       --------       --------       --------
Loss before provision for income taxes ..........        (9,156)       (54,809)       (37,147)       (76,419)
  Provision for income taxes ....................            42             84             42            110
                                                       --------       --------       --------       --------
Net loss ........................................      $ (9,198)      $(54,893)      $(37,189)      $(76,529)
                                                       ========       ========       ========       ========

Loss per share:
  Basic and diluted net loss per share ..........      $  (1.24)      $  (7.53)      $  (5.01)      $ (10.55)
                                                       ========       ========       ========       ========
  Weighted average common shares outstanding--
     basic and diluted ..........................         7,424          7,292          7,422          7,252
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

                       TICKETS.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                          -----------------------
                                                                            2001           2000
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................      $(37,189)      $(76,529)
Adjustments to reconcile net loss to net cash used in operating activities:
  Impairment of long-lived assets ..................................        15,434             --
  Restructuring charges ............................................            --         35,124
  Depreciation .....................................................         3,859          2,788
  Amortization of goodwill and intangibles .........................         4,720          4,899
  Provision for uncollectible receivables ..........................         1,100            222
  Noncash expense ..................................................         1,652          3,082
  Minority interest ................................................            --             34
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable ..............................................         2,706           (726)
  Prepaid expenses and other assets ................................          (549)          (662)
  Accounts payable .................................................         2,878         (4,504)
  Accrued liabilities ..............................................           135            582
  Deferred revenue and other liabilities ...........................            17         (1,270)
                                                                          --------       --------
     Net cash used in operating activities .........................        (5,237)       (36,960)
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............................        (2,256)        (4,562)
  Equity investment in strategic partners ..........................            --         (1,500)
  Acquisitions, net of cash acquired ...............................            --         (1,429)
  Change in restricted cash ........................................            --             (7)
                                                                          --------       --------
     Net cash used in investing activities .........................        (2,256)        (7,498)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Series F Senior Cumulative
    Redeemable Convertible Preferred Stock .........................         6,078             --
  Principal payments on long-term debt .............................        (1,368)        (1,011)
  Proceeds from exercise of stock options ..........................            55          1,744
                                                                          --------       --------
     Net cash provided by financing activities .....................         4,765            733
                                                                          --------       --------
Net decrease in cash and cash equivalents ..........................        (2,728)       (43,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................        20,026         94,173
                                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................      $ 17,298       $ 50,448
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid ....................................................      $    141       $    174
                                                                          ========       ========
  Income tax paid ..................................................      $     35       $    110
                                                                          ========       ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TICKETS.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

       Tickets.com, Inc. and its wholly-owned subsidiaries Bay Area Seating Service, Inc. ("BASS"), ProTix, Inc. ("ProTix"), TicketsLive Corporation ("TicketsLive"), dataCulture, Ltd. ("dataCulture") and Lasergate Systems, Inc. ("Lasergate"), collectively (the "Company", "Tickets.com", "we", or "us" or "our"), is a leading business-to-business ticketing solutions provider for live events. We facilitate the sale of tickets by enabling venues and entertainment organizations with proprietary and progressive software, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America.

2. BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes in our annual report on Form 10-K/A for the year ended December 31, 2000.

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

Comprehensive Loss

       Differences between our net loss as reported and comprehensive loss are related to foreign currency translation.

Cash Equivalents

       We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

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

Goodwill and Intangible Assets

       Intangible assets consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, customer relationships, tradenames, assembled workforce, and noncompete agreements. Goodwill represents the excess of cost over the fair value of net identified assets acquired in business combinations accounted for under the purchase method.

Impairment of Assets

       We assess the recoverability of our assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain assets are assessed. (See
Note 5.)

Revenue Recognition

       We primarily generate revenue from per ticket service fees charged directly to consumers who order tickets through our web site, call centers, interactive voice response or retail outlets, net of revenue sharing agreements. In addition, we charge a handling fee to consumers for all tickets sold by us, other than through retail outlets. We recognize service fee and handling fee revenue from ticket sales at the time the sale is made.

       Additionally, we generate revenue from license and support fees charged to licensees of our in-house systems products. Revenue is recognized on sales contracts when the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are resolved. Deferred revenue consists primarily of deferred software license revenue related to the license of our software, and related fees under maintenance and support contracts. Deferred maintenance and support revenue is recognized as it is earned, over the term of the related agreement.

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

       We additionally generated ticketing services revenues through the auction of venues' and performers' tickets on our web site. Under those types of arrangements, we generally purchased, at face value, any unsold tickets that were allocated for auction on our web site. If we were unable to sell these tickets, or sell them at less than face value, losses were incurred on the tickets purchased. The gross value of the sale of these tickets was recorded as revenues. The amount paid for the tickets, amounts paid to performers venues or charities, and the costs of delivering the tickets to the consumers were recognized as cost of services. Pursuant to current ticket auction contracts with certain entertainers, certain amounts collected above the face value were donated to a charity of the performer's choice, the amounts donated are also included as cost of services. As of May 2000, we no longer provide auction services.

Cost of Services

       Cost of services includes expenses related to the distribution and delivery of tickets. These expenses include primarily payroll related to call centers and distribution personnel, telecommunications, data communications, and commissions paid on tickets distributed through retail outlets.

       Additionally, cost of services includes costs related to the installation and support of our in-house systems mainly consisting of payroll and travel services related costs, the cost of hardware and software that we resell to our licensees.

Income Taxes

       We apply the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Net Loss Per Share

       Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in our earnings. Potentially dilutive securities are excluded from the calculation of diluted loss per share since their inclusion would be antidilutive.

4. REVERSE STOCK SPLIT

       On June 6, 2001, our Board of Directors approved a one-for-eight reverse stock split that was subsequently approved by our stockholders' on July 11, 2001. All references in the accompanying condensed consolidated financial statements to the number of common shares and warrants and options to purchase common shares and per share data have been restated to reflect the effect of this action. Our convertible preferred stock was not subject to the split, however the conversion rate to common of the preferred shares gives effect to the one-for-eight reverse stock split.

5. IMPAIRMENT OF ASSETS

       In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. Management believes the online marketing relationship with Excite@Home would not be realized and was written down by $13.9 million. Additionally, we wrote-off the strategic investment of two Internet based companies for $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million in the first quarter of 2001.

6. RESTRUCTURE CHARGES

       On June 5, 2000, the board of directors approved a restructuring plan to be executed over 15 months. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This is being partially accomplished through an emphasis on the clients' web site ahead of our own. This strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations will focus on consolidating the software code lines. Achieving these goals will require continued integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers.

       In connection with this new strategy and the exit from the Internet portal strategy and related products, we recorded restructuring charges of $35.1 million in the second quarter of 2000. The restructuring charges comprise $30.7 million related to the write-off of certain intangible assets, $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $400,000 related to the termination of existing contracts. The write-off of certain intangible assets represents a noncash impairment charge of long-lived assets relating to the acquisitions of CA Tickets.com and Lasergate Systems, Inc. CA Tickets.com was acquired in April 1999. At the time of acquisition its business model supported an Internet ticketing portal strategy through its domain name www.tickets.com. The strategy required building a brand name around the web site to drive consumer traffic to support purchases of tickets, travel and merchandise and other Internet revenue including web advertising sales. The restructuring plan called for a departure from this strategy and these products and a focus on client relationships and building Internet transactions through our clients web sites and to a lesser extent the www.tickets.com site. Lasergate Systems, Inc. was a regional ticketing software company acquired for its software products and client base. Through the consolidation of software code lines initiative its products will be phased out. The described restructure of our company prompted us to assess the carrying value of the long-lived assets associated with both of these acquisitions. Using a model that determines impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, we assessed the anticipated future cash flows and determined that certain of the intangible assets resulting from the acquisitions of CA Tickets.com and Lasergate Systems, Inc. were impaired. Accordingly, we reduced the carrying value of the related long-lived assets to their estimated fair value, determined based upon a discounted cash flow method. We also reviewed the estimated lives of certain long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The remaining carrying value of the www.tickets.com domain name and the goodwill related to CA Tickets.com and Lasergate will be amortized over a three year period.

7. BUSINESS SEGMENT REPORTING

       The operating segments below reflect the segmentation of the business under which management evaluates financial data to make operating decisions and assess performance. We are organized into four reportable operating segments:
Ticketing Services Group ("TSG"), Internet Ticketing Group ("ITG"), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. Segment performance measurement is based on operating income before other corporate expenses, amortization of intangibles, asset impairments, interest income and expense and income taxes. Other corporate expenses principally consist of unallocated administrative support and technology functions. There have been no inter-segment sales. Assets are not allocated to specific products and accordingly cannot be reported by segment. The business segment information for the prior periods has been restated to reflect the change in business strategy in 2000.

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30                       JUNE 30
                                                -----------------------       -----------------------
                                                  2001           2000           2001           2000
                                                --------       --------       --------       --------
                                                     (UNAUDITED)                     (UNAUDITED)
                                                    (IN THOUSANDS)                 (IN THOUSANDS)
Revenue:
     TSG .................................      $ 10,313       $  8,953       $ 19,405       $ 17,260
     ITG .................................         4,861          3,524          9,275          6,827
     International .......................         1,507          1,624          2,718          3,205
     Other ...............................           377            658            731          1,539
                                                --------       --------       --------       --------
Total revenue ............................        17,058         14,759         32,129         28,831
                                                --------       --------       --------       --------
Gross profit:
     TSG .................................         4,233          2,146          7,074          3,084
     ITG .................................         2,602          1,338          4,163          2,736
     International .......................           944            988          1,595          1,764
     Other ...............................           300            602            593          1,158
                                                --------       --------       --------       --------
Total gross profit .......................         8,079          5,074         13,425          8,742
                                                --------       --------       --------       --------
Operating income/(loss):
     TSG .................................           137         (2,987)        (1,068)        (7,280)
     ITG .................................          (577)          (184)        (2,095)          (430)
     International .......................            71         (1,089)           (25)        (2,223)
     Other ...............................        (1,243)        (4,907)        (2,195)       (12,340)
                                                --------       --------       --------       --------
Total segment operating loss .............        (1,612)        (9,167)        (5,383)       (22,273)
                                                --------       --------       --------       --------
Unallocated administrative support and
   technology functions ..................        (5,564)        (8,633)       (12,119)       (15,743)
Amortization of intangibles ..............        (2,050)        (2,491)        (4,410)        (4,899)
Impairment of assets .....................            --             --        (15,434)            --
Restructuring charge .....................            --        (35,124)            --        (35,124)
                                                --------       --------       --------       --------
  Loss from operations ...................      $ (9,226)      $(55,415)      $(37,346)      $(78,039)
                                                ========       ========       ========       ========

8. LITIGATION

       Ticketmaster Litigation. On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California, case number 99-07654WDK, seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site and using the Ticketmaster name on our web site. In addition, the suit alleges that we engaged in other wrongful acts, such as providing false and misleading information on its web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on our web site. The suit originally sought (i) an injunction to prohibit us from further engaging in any alleged unlawful activity, (ii) treble damages, (iii) attorneys' fees and other unspecified damages. On September 15, 1999 we filed a motion to dismiss the lawsuit. A hearing on the motion to dismiss had been scheduled for January 2000. On January 7, 2000, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act.

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

       On April 26, 2001 the United States District Court, Central District of California, Western Division issued an order establishing the appropriate framework within which to conduct discovery, which includes the date of April 1, 2002 for the completion of non-expert discovery. Discovery, including interrogatories, document production and depositions are ongoing as of this date. The court has also tentatively set the trial date for this matter of January 2, 2003.

       R4 Holdings vs. Tickets.com. On July 2, 2001 we were served with a complaint filed in the Superior Court of New Jersey, Camden County, Docket Number L-3624-01 alleging (i) fraudulent misrepresentation and fraudulent inducement, (ii) breach of contract, (iii) breach of fiduciary duty, and (iv) civil conspiracy. The complaint alleges that R4 Holdings, LLC and Hill International, Inc. were founding shareholders of Tickets.com, Inc. and that pursuant to their investment in us, the Plaintiffs were parties to a stockholder agreement and an investors' rights agreement with us, which entitled R4 to appoint two members to our Board of Directors. Pursuant to these agreements, Plaintiffs appointed one member, Irvin E. Richter, to the Board of Directors.

       The complaint also states that the Plaintiffs were required to execute lock-up agreements restricting the Plaintiffs from trading their shares in us for a period of one hundred and eighty (180) days following the date of any initial public offering of our common stock. The complaint alleges that our Board of Directors declined the R4 Holdings' nominee for its additional member to our Board of Directors, and ultimately caused Irvin E. Richter to be removed from the Board prior to the initial public offering. The Plaintiffs allege that as a result of their loss of seats on the Board, they were no longer bound by the terms of the Lock-Up Agreement and further, that we fraudulently induced the Plaintiffs into executing the Lock-Up Agreement. The complaint alleges that the members of the Board conspired against the Plaintiffs by: (i) inducing them to execute the Lock-Up Agreement, (ii) causing Mr. Richter's removal from the Board, (iii) from preventing the Plaintiffs nominee to be appointed as a member of the Board, and (iv) from preventing the Plaintiffs from being able to trade their shares of our stock in the initial public offering. The Plaintiffs are seeking $110 million in damages.

       William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, Tickets.com and certain of its current and former directors and officers were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. Tickets.com has also been named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been no activity in any of these cases to date.

We have not recorded a provision for these matters in our financial statements.

9. NON-MONETARY AGREEMENT

       In December 1999, we entered into an agreement with the Salt Lake Organizing Committee ("SLOC") to be the Official Ticketing Services Supplier for the 2002 Olympic and Paralympic Winter Games ("Games"). Under the terms of the agreement, we are the exclusive provider of ticketing services for the Games, including Internet, mail and telephone orders as well as the operation of the local and regional ticket retail outlets. Association with SLOC is expected to generate significant brand awareness for us via a specifically designed website, advertising as an "official supplier", billboards during the Olympics, an onsite presence at the Games as well as online ticket advertising.

       We reached an agreement with SLOC that the ticketing services to be delivered by us are based on a fixed price contract, consisting of cash payments for $3.4 million and the consideration for the marketing rights to advertise as an official supplier of the Games. The estimated market value of this agreement is $6.5 million. In accordance with the requirements under Accounting Principles Board Opinion 29, "Accounting for Nonmonetary Transactions" and Emerging Issues Task Force Issue 99-17, "Accounting for Advertising Barter Transactions", the non-cash portion of this agreement represents a barter agreement. We recorded revenue of $1.4 million and recognized non-cash advertising expense of $55,000 and $343,000 relating to the barter portion of this transaction for the three and six months ended March 31 and June 30, 2001, respectively.

10. EQUITY

       On June 23, 2001, we sold 10,833,333 shares of our Series F Senior Cumulative Redeemable Preferred Stock ("Preferred Stock") at a price per share of $0.60 for an aggregate purchase price of $6.5 million net of fees and expenses of $0.4 million. The investors consisted of General Atlantic Partners 74, L.P. ("GAP 74"), GapStar, LLC ("GapStar"), GAP Coinvestment Partners II, L.P. ("GAP Coinvestment"), International Capital Partners, Inc., Profit Sharing Trust, Sports Capital Partners, LP, Sports Capital Partners, Cayman Islands, L.P., Sports Capital Partners CEV, LLC, Ardara, Inc., and to Zesiger Capital Group, LLC, as agent and attorney-in-fact for certain other purchasers. We sold the shares in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arms'-length negotiated transaction.

       The Preferred Stock ranks senior to our Common Stock. If we pay cash dividends on our Common Stock, then the holders of Preferred Stock ("Preferred Holders") will be entitled to share in such dividends on a pro rata basis as if their shares of Preferred Stock had been converted into Common Stock. In addition, the Preferred Holders will be paid cumulative dividends at an annual rate of (i) nine percent per annum of the Accreted Value (as defined below), over (ii) any cash dividends paid to the Preferred Holders in accordance with the immediately preceding sentence. Such dividends accrue and compound quarterly whether or not declared by our Board of Directors, and will be added to the Accreted Value on each such quarterly date. "Accreted Value" means $0.60 plus the amount of any dividends added thereto.

       Each share of Preferred Stock is convertible at the option of the Preferred Holders into shares of Common Stock at the conversion ratio equal to
(i) the Accreted Value (plus any accrued and unpaid dividends) divided by (ii) $0.60, subject to adjustment as provided under the antidilution adjustments described below (the "Conversion Price"). Initially, each share of Preferred Stock was convertible into one share of Common Stock. However, as a result of our recent 1-for-8 reverse stock split, each eight shares of Preferred Stock are now convertible into one share of Common Stock.

       We have the right to redeem the Preferred Stock as follows:

              (i) If on any date after June 23, 2003, but prior to June 23, 2004, the volume-weighted average trading price of our Common Stock, as reported on the Nasdaq NMS or other major exchange on which our stock trades, for the ninety consecutive trading days immediately preceding the date in question (the "Average Trading Price"), equals or exceeds 200% of the Conversion Price, we will have the right to redeem in cash all, but not less than all, outstanding shares of Preferred Stock at the following redemption price per share (the "Redemption Price"): the greater of (a) the Accreted Value of the Preferred Stock on such date, plus all accrued and unpaid dividends up to such date or (b) the volume-weighted average trading price per share of our Common Stock for the twenty consecutive trading days immediately prior to the redemption date multiplied by the number of shares of Common Stock into which the Preferred Stock is convertible on such date;

              (ii) If on or after June 23, 2004, but prior to June 23, 2005, the Average Trading Price equals or exceeds 250% of the Conversion Price, we have the right to redeem in cash all outstanding shares of Preferred Stock at the Redemption Price; or

              (iii) If on or after June 23, 2005, but prior to June 23, 2006, the Average Trading Price equals or exceeds 300% of the Conversion Price, we have the right to redeem in cash all outstanding shares of Preferred Stock at the Redemption Price.

       On June 23, 2006, each then outstanding share of Preferred Stock will automatically convert into the right to receive a cash payment equal to the Redemption Price.

       Any holder of Preferred Stock may convert its shares of Preferred Stock until we have paid the Redemption Price.

       In the event of a Sale Transaction or Liquidation (as those terms are defined below), each Preferred Holder will be entitled (i) to be paid for each share of Preferred Stock an amount equal to the Accreted Value of such share of Preferred Stock at the time of such event plus all accrued and unpaid dividends, and (ii) to receive the number of shares of our Common Stock to which such share of Preferred Stock is convertible upon the closing of such event. The term "Liquidation" means our voluntary or involuntary liquidation under applicable bankruptcy or reorganization legislation, or our dissolution or winding up, and the term "Sale Transaction" means (a) a merger, consolidation, tender offer or other business combination with respect to us, if, our stockholders prior to such transaction do not retain at least a majority of the voting power of the surviving entity, (b) the voluntary sale or transfer to another person of (i) our voting capital stock if, after such sale of transfer, our stockholders prior to such sale or transfer do not retain at least a majority of the voting power, or (ii) all or substantially all of our assets, or (c) the sale of our assets in which the gross proceeds exceed $10 million, unless such sale was in the ordinary course of business.

       The holders of the Preferred Stock have the right to vote, on an as converted basis, on all matters that require a vote of the holders of our Common Stock. In addition, provided that a majority of the shares of the Preferred Stock remain outstanding, the following actions require the approval of the holders of a majority of the outstanding Preferred Stock: (i) any amendment to our Certificate of Incorporation or Bylaws that would affect the rights, preferences, powers and privileges of the Preferred Stock; (ii) the issuance or authorization of any additional capital stock by us; (iii) the redemption for cash of any of our capital stock; (v) any action that results in a deemed dividend to the Preferred Stock under section 305 of the Internal Revenue Code;
(vi) our issuing, assuming or otherwise becoming liable for any long term debt in excess of $3,000,000 in the aggregate; (vii) our making an aggregate amount of capital expenditures in excess of (a) $1,500,000 individually or $4,000,000 in the aggregate in any 12-month period or (b) $1,000,000, not included in the annual operating budget approved by our Board of Directors; (viii) any change in our material accounting methods or policies; (ix) a Liquidation or any Sale Transaction; and (x) any modification of the number of directors constituting our entire Board of Directors. As long as GAP 74, GAP Coinvestment and GapStar and/or any of their affiliates own at least a majority of the outstanding shares of Preferred Stock, the Preferred Holders, voting as a separate class, have the right to elect two members of our Board of Directors. In addition, after August 15, 2001, if GAP 74, GAP Coinvestment and GapStar and/or any of their affiliates together own at least a majority of the outstanding shares of Preferred Stock, then the Preferred Holders, voting as a separate class, are entitled to elect one additional member of our Board of Directors.

       The holders of Preferred Stock are entitled to customary antidilution rights including, adjustments for stock splits, stock dividends and other structural changes. In addition, if we issue Common Stock (or securities convertible into or exchangeable for our Common Stock) at a price per share ("New Issue Price") less than the Conversion Price then in effect, the Conversion Price will be adjusted to equal the New Issue Price.

11. SUBSEQUENT EVENTS

       On August 1, 2001, we sold an additional 17,500,000 shares of Preferred Stock also at a price per share of $0.60 for an aggregate purchase price of $10.5 million (before deducting fees and expenses).

12. RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001.

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company's existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. Our management continues to evaluate the potential effects SFAS No. 142 may have on future earnings and as such will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include risks and uncertainties and relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations is disclosed herein. All forward-looking statements are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures made us that describe certain factors that affect our business, including the risk factors that follow.

OVERVIEW

       We are a leading business-to-business ticketing solutions provider for live events. We facilitate the sale of tickets by enabling venues and entertainment organizations with proprietary and progressive software, through an integrated distribution network that includes the Internet, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

REVENUES

       Ticketing Services Group. Revenues from TSG increased 14.4% to $10.3 million for the three months ended June 30, 2001 from $9.0 million for the three months ended June 30, 2000. The increase for the quarter was due to an increase in the number of high profile performances such as Backstreet Boys, Neil Diamond, Destiny's Child, WWF events, and various full-service Major League Baseball clients, relative to the same quarter last year. These performances increased our revenues from fees related to ticket sales.

       Internet Ticketing Group. Revenues from ITG increased 40.0% to $4.9 million for the three months ended June 30, 2001 from $3.5 million for the three months ended June 30, 2000. The increase was the result of increased ticket volume due to the start of the Major League Baseball season. Included in ITG's revenue for the three months ended June 30, 2001 was $0.7 million relating to the non-monetary portion of the SLOC agreement.

       International. International revenues decreased 6.3% to $1.5 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. The decrease reflects a drop in software license fee revenue and third party hardware sales revenue. Software license fee revenue has decreased due to the increased competition. We believe that with the introduction of our new Windows based product, we should be able to compete more effectively in this market. The decrease in hardware sales was due to the increased competition in hardware sales in the United Kingdom market.

COST OF SERVICES

       Ticketing Services Group. Cost of services for TSG decreased 10.3% to $6.1 million for the three months ended June 30, 2001 from $6.8 million for the three months ended June 30, 2000. As a percentage of TSG revenues, total cost of services for TSG decreased to 59.2% from 75.6%. The decrease was mainly attributable to successful implementation of cost reduction plans to contain our telecommunication and call center expenses. We believe the cost of services as a percentage of revenue will continue to decrease from the prior year due to our continued cost reduction efforts to contain telecommunication costs and increased efficiency in our call center operations.

       Internet Ticketing Group. Cost of services for ITG increased 4.5% to $2.3 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000. As a percentage of ITG revenue, cost of services decreased to 46.9% from 62.9%. A high percentage of the ITG costs of services are fixed. Therefore, cost of services as a percentage of revenue will fluctuate based on revenue being recognized.

        International. Cost of services for International remained unchanged at $0.6 million for the three months ended June 30, 2001 and $0.6 million for the three months ended June 30, 2000. As a percentage of International revenue, cost of services increased to 40.0% from 37.5%. As with ITG, a high percentage of the costs of services are fixed. Therefore, cost of services as a percentage of revenue will fluctuate based on revenue being recognized.

OPERATING EXPENSES

       Sales and Marketing. Sales and marketing expenses decreased 45.3% to $5.8 million for the three months ended June 30, 2001 from $10.6 million for the three month ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses decreased to 33.9% from 71.6%. The decrease reflects the elimination of the periodic expense related to the asset impairment for online marketing relationship with Excite@Home, which occurred in the first quarter of 2001. The decrease is also attributable to the decline in professional services, reflecting the issuance of warrants to performers in the prior year as well as termination of our relationship with an advertising agency in the year ended December 31, 2000. In addition, a decrease in advertising expenses as we continue to focus our efforts on our clients instead of building our brand also contributed to this reduction. We expect to continue to direct our efforts from high cost branding to combine client-driven advertising and promotions, a strategy that emphasizes our client relationships. Therefore, we expect to see a continued drop in sales and marketing expense as compared to the prior year.

       Technology Development. Technology development expenses decreased 38.5% to $2.4 million for the three months ended June 30, 2001 from $3.9 million for the three months ended June 30, 2000. As a percentage of total revenues, technology development expenses decreased to 14.0% from 26.4%. This decrease was related to a reduction of duplicated efforts stemming from the subsidiaries we acquired in prior years. The decrease reflects our efforts to consolidate software code lines, resulting in reduced costs to support fewer software products. As we continue our efforts to improve and expand our core ticketing system, we expect a greater stabilization of our expenses and additional benefits from consolidation to reduce our development efforts to a support function for a single ticketing system.

       General and Administrative. General and administrative expenses decreased 21.2% to $6.7 million for the three months ended June 30, 2001 from $8.5 million for the three months ended June 30, 2000. As a percentage of total revenue, general and administrative expenses decreased to 39.2% from 57.4%. In the second quarter of 2001, we recorded a charge of $392,000 related to fees incurred from the termination of a proposed financing arrangement. We anticipate general and administrative expenses will continue to decline as we integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space. We should also see a continued decline in general and administrative expenses as a result a contingent fee agreement with our legal counsel in the Ticketmaster action to mitigate further expenditure on legal fees.

       Restructuring Charges. A restructuring change of $35.1 million was recorded in the three months ended June 30, 2000 as a result of our board of directors approving a restructure plan to be executed over a 15 month period. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This is partially accomplished through an emphasis on the clients' web site ahead of our own. This strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations will focus on consolidating the software code lines. Achieving these goals will require an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers.

OTHER INCOME, NET

       Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 75.0% to $0.2 million for the three months ended June 30, 2001 from $0.8 million for the three months ended June 30, 2000. The decrease is mainly due to lower cash balances that resulted from our cash used in operating and investing activities. Interest expense remained unchanged at $0.1 million for the three months ending June 30, 2001 and the three months ended June 30, 2000.

NET LOSS

       Net Loss. For the three months ended June 30, 2001, our net loss was $9.2 million or $1.24 per share. For the three months ended June 30, 2000, our net loss before the restructuring charge was $19.9 million or $2.73 per share. The decrease in the net loss was primarily due to revenue growth and as result of our actions described above to decrease our operating expenses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

       Ticketing Services Group. Revenues from TSG increased 12.1% to $19.4 million for the six months ended June 30, 2001 from $17.3 million for the six months ended June 30, 2000. The increase was due to an increase in the number of high profile performances such as Backstreet Boys, Neil Diamond, Destiny's Child, U2, NSync, Dave Mathews Band, WWF events, and various full-service Major League Baseball clients, relative to the same period last year. These performances increased our revenues from fees related to ticket sales.

       Internet Ticketing Group. Revenues from ITG increased 36.8% to $9.3 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. The increase was the result of increased ticket volume from our Internet enabled software licensees and additional new clients added subsequent to June 30, 2000. Included in ITG's revenue for the six months ended June 30, 2001 was $1.4 million relating to the non-monetary portion of the SLOC agreement.

       International. International revenues decreased 15.6% to $2.7 million for the six months ended June 30, 2001 from $3.2 million for the six months ended June 30, 2000. The decrease reflects a drop in software license fee revenue and third party hardware sales revenue. Software license fee revenue has decreased due to the increased competition. We feel that with the introduction of our new Windows based product, we should be able to compete more effectively in the market. The decrease in hardware sales was due to the increased competition in hardware sales in the United Kingdom market.

COST OF SERVICES

       Ticketing Services Group. Cost of services for TSG decreased 13.4% to $12.3 million for the six months ended June 30, 2001 from $14.2 million for the six months ended June 30, 2000. As a percentage of TSG revenues, total cost of services for TSG decreased to 63.4% from 82.1%. The decrease was mainly attributable to successful implementation of cost reduction plans to contain our telecommunication and call center expenses. We believe the cost of services, as a percentage of revenue will continue to decrease from the prior year as our efforts to contain telecommunication costs and increased efficiency in our call center operations.

       Internet Ticketing Group. Cost of services for ITG increased 24.4% to $5.1 million for the six months ended June 30, 2001 from $4.1 million for the six months ended June 30, 2000. The current period includes cost of services related to the growth in our license and support business, including services for SLOC. As a percentage of ITG revenue, cost of services decreased to 54.8% from 60.3%. A high percentage of ITG costs of services are fixed. Therefore, cost of services as a percentage of revenue will fluctuate on revenue being recognized.

       International. Cost of services for International decreased 21.4% to $1.1 million for the six months ended June 30, 2001 from $1.4 million for the six months ended June 30, 2000. The decrease was primarily related to the decrease in international service revenue. As a percentage of International revenue, cost of services decreased to 40.7% from 43.8%. As with ITG, a high percentage of the costs of services are fixed, largely payroll costs. Therefore, cost of services as a percentage of revenue will fluctuate based on revenue being recognized.

OPERATING EXPENSES

       Sales and Marketing. Sales and marketing expenses decreased 50.4% to $11.4 million for the six months ended June 30, 2001 from $23.0 million for the six months ended June 30, 2000. The decrease reflects the elimination of the periodic expense related to the asset impairment for the online marketing relationship with Excite@Home during the first quarter of 2001. As a percentage of total revenues, sales and marketing expenses decreased to 35.5% from 79.9%. The decrease is also attributable to the decline in professional services, reflecting the issuance of warrants to performers in the prior year as well as termination of our relationship with an advertising agency in the year ended December 31, 2000. In addition, a decrease in advertising expenses as we continue to focus our efforts on our clients instead of building our brand also contributed to the reduction. We expect to continue to direct our efforts from high cost branding to combine client-driven advertising and promotions, a strategy that emphasizes our client relationships. Therefore, we expect to see a continued drop in sales and marketing as compared to the prior year.

       Technology Development. Technology development expenses decreased 43.0% to $4.9 million for the six months ended June 30, 2001 from $8.6 million for the six months ended June 30, 2000. As a percentage of total revenues, technology development expenses decreased to 15.3% from 29.9%. This decrease was related to a reduction of duplicated efforts stemming from the subsidiaries we acquired in prior years. The decrease reflects our efforts to consolidate software code lines, resulting in reduced costs to support fewer software products. As we continue our efforts to improve and expand our core ticketing system, we expect a greater stabilization of our expenses and additional benefits from consolidation to reduce our development efforts to a support function for a single ticketing system.

       General and Administrative. General and administrative expenses decreased 5.9% to $14.3 million for the six months ended June 30, 2001 from $15.2 million for the six months ended June 30, 2000. In the second quarter of 2001, we recorded a charge of $392,000 related to fees incurred from the termination of a proposed financing arrangement. As a percentage of total revenue, general and administrative expenses decreased to 44.5% from 52.8%. We anticipate general and administrative expenses will continue to decline as we integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space. We should also see a continued decline in general and administrative expenses as a result of a contingent fee agreement with our legal counsel in the Ticketmaster action to mitigate further expenditure on legal fees.

       Restructuring Charges. A restructuring charge of $35.1 million was recorded in the six months ended June 30, 2000. The board of directors approved a restructure plan to be executed over 15 months. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This is partially accomplished through an emphasis on the clients' web site ahead of our own. This strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations will focus on consolidating the software code lines. Achieving these goals will require an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers.

       Impairment of Assets. In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. Impairment of assets is 48.0% of total revenue for the six months ended June 30, 2001. This charge consisted primarily of the write-down of investments that are no longer core to our business. We believe the online marketing relationship with Excite@Home will not be realized and was written down by $13.9 million. Additionally, we wrote-off the strategic investment of two Internet based companies for $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million.

OTHER INCOME, NET

       Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 78.9% to $0.4 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. The decrease is mainly due to lower cash balances that resulted from our cash used in operating and investing activities. Interest expense remained unchanged at $0.2 million for the six months ending June 30, 2001 and the six months ended June 30, 2000.

NET LOSS

       Net Loss. For the six months ended June 30, 2001, our net loss was $37.2 million or $5.01 per share. For the six months ended June 30, 2000, our net loss was $76.6 million or $10.55 per share. The decrease in the net loss was primarily due to revenue growth and due to the results of our actions described above to decrease our operating expenses. Excluding the impairment of long term assets in 2001 of $15.4 million, net loss would have been $21.8 million compared to a net loss of $41.4 million in 2000 excluding the restructure charge of $35.1 million, a 29.1% decrease in net loss from the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents decreased by $2.7 million to $17.3 million as of June 30, 2001 from $20.0 million as of December 31, 2000. The decrease resulted primarily from net cash used in operating activities of $5.2 million, purchases of property and equipment of $2.3 million and payments on long-term debt and leases of $1.4 million. The decrease in cash was partially offset by the issuance of redeemable preferred stock for $6.5 million net of issuance costs of $0.4 million. The decrease in cash was also offset by increases in current liabilities of $3.0 million and decreases in current assets of $12.9 million. The decrease in current liabilities was due to the timing of ticketing customer payments. The decrease in current assets was mainly due to the write-off of Excite@Home mentioned above in Impairment of Assets and due to the improvement in collection activities of accounts receivable.

       We and certain of our current and former directors and officers have been named in various legal complaints. These matters have been tendered to our insurance carriers for coverage of legal fees and costs incurred in connection with the defense of these matters, as well as for any potential liability found against us and any named officers and directors. We are presently in the process of finalizing the engagement of counsel to provide a defense to us and any named officers and directors in all such cases served on us possessing the same or similar allegations. Insurance coverage and the extent of coverage on these matters is subject to final determination by our insurance carriers. Additionally, we have entered into a contingent fee agreement with our legal counsel in the Ticketmaster action to mitigate further expenditure on legal fees.

       On May 1, 2001, we entered into a stock purchase agreement with certain investors. Pursuant to the stock purchase agreement, we sold an aggregate of
28.3 million shares of our Series F Senior Cumulative Redeemable Preferred Stock to the investors at a price of $.60 per share, which resulted in total gross proceeds of $17.0 million (before deducting fees and expenses) to us. The purchase of such shares by the investors was affected in two closings of $6.5 million and $10.5 million, respectively. The first phase of funding was completed on June 21, 2001 and is included in the accompanying balance sheet at June 30, 2001. The second phase of funding was completed on August 1, 2001. As a result of, we believe that the cash generated from operations, along with our existing cash and cash equivalents, will be sufficient to meet our capital needs for at least the next 12 months.

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Act was designed to encourage companies to provide prospective information about them without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward-looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

       As More Of Our Clients Use Our Online Services, We May Encounter Technological Difficulties That Could Impair Our Ability To Increase Online Revenues. In order for most of our clients to use our online ticketing capabilities, we must develop and install additional software to make their systems compatible with ours. This process can be difficult and we may encounter technological difficulties that may inhibit us from servicing our clients online, which may cause more of our clients to terminate or fail to renew its contract with us. Because we have a broad portfolio of in-house systems, we must either create separate Internet interfaces for each of these products or consolidate our in-house systems. We may experience difficulties in further consolidating our portfolio of in-house systems into a few comprehensive in-house systems and in developing links from our clients' various software and hardware systems to our ticketing systems and databases. Due to these potential technological difficulties, some clients may be averse to change and may require a lengthy sales cycle before they will upgrade to Internet ticketing on our system.

       Infringement Or Other Claims Could Adversely Affect Our Ability To Market Our Products, Limit Our Rights To Certain Technology And Harm Our Results Of Operations. Although we believe we have valid proprietary rights to all of our intellectual property, we could be subject to claims of alleged trademark, patent or other infringement as a result of our actions or the actions of our licensees. For example, we may in the future be sued because we link consumers directly to an internal page within other ticket sellers' web sites and have included the trademarks of these ticket sellers on our web site. Any litigation over intellectual property rights or business practices could result in:

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

       Ineffective Protection Of Our Trademarks And Service Marks Could Reduce The Value Of Our Brands. We cannot be certain that the steps we have taken and will take to protect our brands will be adequate, and such steps may require considerable expenditures. Nor can we be certain that third parties will not infringe upon or misappropriate the copyrights, trademarks, trade dress and similar proprietary rights that currently protect our brands. Ineffective protection of these rights could reduce the value of our brands. We have registered the trade name "Tickets.com" and the stylized trademark "1.800.TICKETS", the service mark "Advantix" and other trademarks in the United States. We have also applied to register the trade names "Tickets.com" in various foreign countries. Effective trademark, service mark, copyright and trade secret protection will not be available or sought in every country in which our products and services are available online or by telephone. We may not be able to obtain effective trademark or service mark registration until the prolonged use of our marks has generated secondary meaning for purposes of trademark and service mark law. In addition, there are other parties who have corporate names or brand names very similar to ours, and whose names may also include the term "tickets," and who may, as a result, bring claims against us for trademark infringement or challenge our rights to register the trade name "Tickets.com," the stylized trademark "1.800.TICKETS," or both.

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

       The Process Of Integrating Technologies From Our Acquisitions Could Disrupt Our Ticketing Systems And Damage Our Relationships With Our Clients. The process of integrating the various technologies of acquired companies into one interactive system has caused, and may in the future cause, system downtime and other system disruptions. We expect to integrate and consolidate several of our in-house systems over the next several years. We may experience system failures in the future as a result of this integration, which could impair our relationships with our clients. Any system failures could cause one or more of our clients to terminate its contract or fail to renew its contract with us.

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

       If We Cannot Attract And Retain Qualified Personnel In A Cost Effective And Timely Manner, We May Not Be Able To Execute Our Growth Strategy. The significant growth of our business over the past three years due to our acquisition of eight companies has placed substantial demands on our management and other personnel. Our future growth, if any, will depend in part on our ability to attract, motivate and retain skilled technical, sales and management personnel. Competition for these personnel is intense, and we expect it to increase as e-commerce expands. We cannot be certain that we will be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, a significant portion of our workforce is comprised of telephone sales representatives. We compete with telemarketing firms, among others, for telephone sales personnel and sometimes must pay premium hourly wages to attract and retain them. In addition, their high turnover rate increases our recruiting and training costs. We cannot be certain that we will be able to continue to hire and retain qualified personnel to support our planned growth in a cost effective or timely manner. If we cannot, our ability to execute our growth strategy could be impaired.

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

       Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of June 30, 2001, we had goodwill and other intangible assets of $46.6 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time, non-cash charge, which could be significant based on our acquisitions to date.

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

FORWARD LOOKING INFORMATION REGARDING LIQUIDITY AND CAPITAL RESOURCES

       Our Stock Price Has Been And May Continue To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We are currently the target of such litigation and may be the target of additional litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and other resources.

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

EFFECT OF RECENT ACCOUNTING CHANGES

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001.

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company's existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. Our management continues to evaluate the potential effects SFAS No. 142 may have on future earnings and as such will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California, TICKETMASTER CORPORATION, an Illinois corporation, and TICKETMASTER ONLINE-CITYSEARCH, INC., A Delaware corporation, vs. Tickets.com, Inc. a Delaware corporation, and related cross-action, case number 99-07654WDK, seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster's web site and using the Ticketmaster name on our web site. In addition, the suit alleges that we engaged in other wrongful acts, such as providing false and misleading information on its web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on our web site. The suit originally sought (i) an injunction to prohibit us from further engaging in any alleged unlawful activity, (ii) treble damages, (iii) attorneys' fees and other unspecified damages. On September 15, 1999 we filed a motion to dismiss the lawsuit. A hearing on the motion to dismiss had been scheduled for January 2000. On January 7, 2000, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act.

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

       On April 26, 2001 the United States District Court, Central District of California, Western Division issued an order establishing the appropriate framework within which to conduct discovery, which includes the dates of April 1, 2002 for the completion of non-expert discovery. Discovery, including interrogatories, document production and depositions are ongoing as of this date. The court has also tentatively set the trial date for this matter of January 2, 2003.

       On July 2, 2001 we were served with a complaint filed in the Superior Court of New Jersey, Camden County, WILLIAM BRANCH, on behalf of himself and all others similarly situated, vs. TICKETS.COM, INC., MORGAN STANLEY DEAN WITTER, CREDIT SUISSE FIRST BOSTON CORP., S.G. COWEN SECURITIES CORP., et. al, Docket Number L-3624-01 alleging (i) fraudulent misrepresentation and fraudulent inducement, (ii) breach of contract, (iii) breach of fiduciary duty, and (iv) civil conspiracy. The complaint alleges that R4 Holdings, LLC and Hill International, Inc. were founding shareholders of Tickets.com, Inc. and that pursuant to their investment in us, the Plaintiffs were parties to a stockholder agreement and an investors' rights agreement with us, which entitled R4 to appoint two members to our Board of Directors. Pursuant to these agreements, Plaintiffs appointed one member, Irvin E. Richter, to the Board of Directors.

       The complaint also states that the Plaintiffs were required to execute lock-up agreements restricting the Plaintiffs from trading their shares in us for a period of one hundred and eighty (180) days following the date of any initial public offering of our common stock. The complaint alleges that our Board of Directors declined the R4 Holdings' nominee for its additional member to our Board of Directors, and ultimately caused Irvin E. Richter to be removed from the Board prior to the initial public offering. The Plaintiffs allege that as a result of their loss of seats on the Board, they were no longer bound by the terms of the Lock-Up Agreement and further, that we fraudulently induced the Plaintiffs into executing the Lock-Up Agreement. The complaint alleges that the members of the Board conspired against the Plaintiffs by: (i) inducing them to execute the Lock-Up Agreement, (ii) causing Mr. Richter's removal from the Board, (iii) from preventing the Plaintiffs nominee to be appointed as a member of the Board, and (iv) from preventing the Plaintiffs from being able to trade their shares of our stock in the initial public offering. The Plaintiffs are seeking $110 million in damages.

       On July 10, 2001, Tickets.com and certain of its current and former directors and officers were named in a class action pending in the federal district court in the Southern District of New York, R4 HOLDINGS, LLC, A Delaware Limited Liability Company; and HILL INTERNATIONAL, INC., a Delaware corporation, vs. GENERAL ATLANTIC PARTNERS 46, LP, a Delaware Limited Partnership; and TICKETS.COM, INC., a Delaware corporation; et. al, case number 01CV-6008. Tickets.com has also been named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been no activity in any of these cases to date.

       We have not recorded a provision for these matters in our financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       As of June 30, 2001, we had remaining proceeds of $7.9 million from its initial public offering of shares of common stock registered under the Securities Act of 1933, as amended, pursuant to its Registration Statement on Form S-1 (Reg. No. 333-79709), declared effective by the SEC on November 3, 1999. Subsequent to November 14, 2000, proceeds were used for working capital and general corporate purposes.

       On June 23, 2001, we sold 10,833,333 shares of our Series F Senior Cumulative Redeemable Preferred Stock ("Preferred Stock") at a price per share of $0.60 for an aggregate purchase price of $6.5 million. On August 1, 2001, we sold an additional 17,500,000 shares of Preferred Stock also at a price per share of $0.60 for an aggregate purchase price of $10.5 million. The investors consisted of General Atlantic Partners 74, L.P. ("GAP 74"), GapStar, LLC ("GapStar"), GAP Coinvestment Partners II, L.P. ("GAP Coinvestment"), International Capital Partners, Inc., Profit Sharing Trust, Sports Capital Partners, LP, Sports Capital Partners, Cayman Islands, L.P., Sports Capital Partners CEV, LLC, Ardara, Inc., and to Zesiger Capital Group, LLC, as agent and attorney-in-fact for certain other purchasers. We sold the shares in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arms'-length negotiated transaction.

       The Preferred Stock ranks senior to our Common Stock. If we pay cash dividends on our Common Stock, then the holders of Preferred Stock ("Preferred Holders") will be entitled to share in such dividends on a pro rata basis as if their shares of Preferred Stock had been converted into Common Stock. In addition, the Preferred Holders will be paid cumulative dividends at an annual rate of (i) nine percent per annum of the Accreted Value (as defined below), over (ii) any cash dividends paid to the Preferred Holders in accordance with the immediately preceding sentence. Such dividends accrue and compound quarterly whether or not declared by our Board of Directors, and will be added to the Accreted Value on each such quarterly date. "Accreted Value" means $0.60 plus the amount of any dividends added thereto.

       Each share of Preferred Stock is convertible at the option of the Preferred Holders into shares of Common Stock at the conversion ratio equal to
(i) the Accreted Value (plus any accrued and unpaid dividends) divided by (ii) $0.60, subject to adjustment as provided under the antidilution adjustments described below (the "Conversion Price"). Initially, each share of Preferred Stock was convertible into one share of Common Stock. However, as a result of our recent 1-for-8 reverse stock split, each eight shares of Preferred Stock are now convertible into one share of Common Stock.

       We have the right to redeem the Preferred Stock as follows:

              (iv) If on any date after June 23, 2003, but prior to June 23, 2004, the volume-weighted average trading price of our Common Stock, as reported on the Nasdaq NMS or other major exchange on which our stock trades, for the ninety consecutive trading days immediately preceding the date in question (the "Average Trading Price"), equals or exceeds 200% of the Conversion Price, we will have the right to redeem in cash all, but not less than all, outstanding shares of Preferred Stock at the following redemption price per share (the "Redemption Price"): the greater of (a) the Accreted Value of the Preferred Stock on such date, plus all accrued and unpaid dividends up to such date or (b) the volume-weighted average trading price per share of our Common Stock for the twenty consecutive trading days immediately prior to the redemption date multiplied by the number of shares of Common Stock into which the Preferred Stock is convertible on such date;

              (v) If on or after June 23, 2004, but prior to June 23, 2005, the Average Trading Price equals or exceeds 250% of the Conversion Price, we have the right to redeem in cash all outstanding shares of Preferred Stock at the Redemption Price; or

              (vi) If on or after June 23, 2005, but prior to June 23, 2006, the Average Trading Price equals or exceeds 300% of the Conversion Price, we have the right to redeem in cash all outstanding shares of Preferred Stock at the Redemption Price.

       On June 23, 2006, each then outstanding share of Preferred Stock will automatically convert into the right to receive a cash payment equal to the Redemption Price.

       Any holder of Preferred Stock may convert its shares of Preferred Stock until we have paid the Redemption Price.

       In the event of a Sale Transaction or Liquidation (as those terms are defined below), each Preferred Holder will be entitled (i) to be paid for each share of Preferred Stock an amount equal to the Accreted Value of such share of Preferred Stock at the time of such event plus all accrued and unpaid dividends, and (ii) to receive the number of shares of our Common Stock to which such share of Preferred Stock is convertible upon the closing of such event. The term "Liquidation" means our voluntary or involuntary liquidation under applicable bankruptcy or reorganization legislation, or our dissolution or winding up, and the term "Sale Transaction" means (a) a merger, consolidation, tender offer or other business combination with respect to us, if, our stockholders prior to such transaction do not retain at least a majority of the voting power of the surviving entity, (b) the voluntary sale or transfer to another person of (i) our voting capital stock if, after such sale of transfer, our stockholders prior to such sale or transfer do not retain at least a majority of the voting power, or (ii) all or substantially all of our assets, or (c) the sale of our assets in which the gross proceeds exceed $10 million, unless such sale was in the ordinary course of business.

       The holders of the Preferred Stock have the right to vote, on an as converted basis, on all matters that require a vote of the holders of our Common Stock. In addition, provided that a majority of the shares of the Preferred Stock remain outstanding, the following actions require the approval of the holders of a majority of the outstanding Preferred Stock: (i) any amendment to our Certificate of Incorporation or Bylaws that would affect the rights, preferences, powers and privileges of the Preferred Stock; (ii) the issuance or authorization of any additional capital stock by us; (iii) the redemption for cash of any of our capital stock; (v) any action that results in a deemed dividend to the Preferred Stock under section 305 of the Internal Revenue Code;
(vi) our issuing, assuming or otherwise becoming liable for any long term debt in excess of $3,000,000 in the aggregate; (vii) our making an aggregate amount of capital expenditures in excess of (a) $1,500,000 individually or $4,000,000 in the aggregate in any 12-month period or (b) $1,000,000, not included in the annual operating budget approved by our Board of Directors; (viii) any change in our material accounting methods or policies; (ix) a Liquidation or any Sale Transaction; and (x) any modification of the number of directors constituting our entire Board of Directors. As long as GAP 74, GAP Coinvestment and GapStar and/or any of their affiliates own at least a majority of the outstanding shares of Preferred Stock, the Preferred Holders, voting as a separate class, have the right to elect two members of our Board of Directors. In addition, after August 15, 2001, if GAP 74, GAP Coinvestment and GapStar and/or any of their affiliates together own at least a majority of the outstanding shares of Preferred Stock, then the Preferred Holders, voting as a separate class, are entitled to elect one additional member of our Board of Directors.

       The holders of Preferred Stock are entitled to customary antidilution rights including, adjustments for stock splits, stock dividends and other structural changes. In addition, if we issue Common Stock (or securities convertible into or exchangeable for our Common Stock) at a price per share ("New Issue Price") less than the Conversion Price then in effect, the Conversion Price will be adjusted to equal the New Issue Price.

       Under a Registration Rights Agreement, entered into among the investors and us, GAP 74, GAP Coinvestment and GapStar as a group have one demand registration right for an underwritten offering, and all of the investors have customary "piggy-back" and "shelf" registration rights in both primary and secondary offerings. In addition, the investors have additional demand registration rights if less than 75% of their shares are sold.

       Proceeds from the sale of the Preferred Stock are being used to fund our working capital needs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On July 11, 2001, we held our Annual Meeting of Stockholders. At the meeting, the common stockholders elected W. Thomas Gimple and C. Ian Sym-Smith as directors to serve for three-year terms ending in 2004, or until their successors are duly elected and qualified. There were 40,15,973 affirmative votes, 1,938,612 votes withheld, and no abstentions or broker non-votes with respect to the election of Mr. Gimple. There were 40,162,893 affirmative votes, 1,926,692 votes withheld, and no abstentions or broker non-votes with respect to the election of Mr. Sym-Smith.

       In addition, the following proposals were approved by the common stockholders:

                                                                                                      Abstentions
                                                                   Votes                Votes          and Broker
                                                                    For                Against         Non-Votes
                                                                   -----               -------        -----------
Approval of the issuance of shares of Series F Senior
Cumulative Redeemable Preferred Stock, dividend-in               18,198,444           1,749,091           24,233
Shares of such Preferred Stock thereon, and underlying
Common Stock

Approval of an amendment of our Amended and
Restated Certificate of Incorporation to effect a                39,769,074           1,194,550        1,125,958
1 for 8 reverse stock split of our Common Stock

       The holders of our Series F Preferred Stock, pursuant to an Action by Written Consent dated June 21, 2001, elected J. L. ("Jack") Davies to serve on our Board of Directors for a two-year term ending in 2003, or until his successor is duly elected and qualified.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

       (a)    Exhibits

       None.

       (b)    Reports on Form 8-K:

              On May 9, 2001, we filed a Current Report on Form 8-K reporting under Item 5 the execution of a stock purchase agreement by and among us and General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar LLC, and International Capital Partners, Inc., Profit Sharing Trust providing for the sale by us of its Series F Senior Cumulative Redeemable Preferred Stock.

              On June 22, 2001, we filed a Current Report on Form 8-K/A reporting under Item 7 the amendment of the previously reported stock purchase agreement.

              On July 23, 2001, we filed a Current Report on Form 8-K reporting under Item 5 the amendment of our Amended and Restated Certificate of Incorporation to affect the reverse stock split which resulted in each eight outstanding shares of our Common Stock being automatically reclassified and changed into one share of our common stock.


              On August 3, 2001, we filed a Current Report on Form 8-K reporting under Item 7 our Amended Registration Rights Agreement by and among Tickets.com, Inc., General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar LLC, Ardara US Direct Investment Inc., International Capital Partners, Inc., Profit Sharing Trust, Sports Capital Partners, L.P., Sports Capital Partners (Cayman Island), L.P., Sports Capital Partners CEV, LLC and others.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        Tickets.com, Inc.
                                        (Registrant)


Dated:   August 14, 2001                /s/ ERIC P. BAUER
      --------------------              ----------------------------------------
                                            Eric P. Bauer
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)