Form 10-Q
period 2001-09-30
TICKETS COM INC
filed 2001-11-14
CIK 1038083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                                 .

Commission File Number 000-21949

TICKETS.COM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1424841
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Anton Boulevard, 11th Floor, Costa Mesa, California 92626
(Address of principal executive offices)

(714) 327-5400
Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     As of October 31, 2001 there were approximately 7,435,334 shares of the Registrant’s Common Stock, par value $.000225 per share, outstanding.

TICKETS.COM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

A S S E T S

	September 30,	December 31,
	2001	2000

	(Unaudited)
Current assets:
Cash and cash equivalents	$17,906	$20,026
Restricted cash	1,975	100
Accounts receivable, net of allowances of $2,663 and $1,996, respectively	14,124	11,021
Prepaid expenses and other current assets	9,988	19,904

Total current assets	43,993	51,051
Property and equipment, net	14,103	16,920
Goodwill and intangible assets, net	42,494	48,604
Other assets	2,878	14,841

	$103,468	$131,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,672	$11,713
Accrued liabilities	8,047	8,970
Current portion of long-term debt and capital lease obligations	1,583	2,634
Deferred revenue and other current liabilities	4,259	2,758

Total current liabilities	29,561	26,075
Long-term debt and capital lease obligations, net of current portion	317	1,406
Other liabilities	953	1,589

Total liabilities	30,831	29,070
Minority interest	183	327
Series F Senior Cumulative Redeemable Convertible Preferred Stock, $.000225 par value; 28,333 shares authorized, 28,333 shares issued and outstanding in 2001 and none in 2000, liquidation preference: $17,315	16,789	—
Stockholders’ equity:
Common stock, $.000225 par value; 225,000 shares authorized; 7,435 and 7,410 shares issued and outstanding, respectively	2	2
Additional paid-in capital	323,056	323,047
Accumulated deficit	(267,249)	(220,856)
Accumulated other comprehensive loss	(144)	(174)

Total stockholders’ equity	55,665	102,019

	$103,468	$131,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Septembers 30		September 30

	2001	2000	2001	2000

Revenue	$14,711	$14,545	$46,840	$43,376
Cost of services	7,311	9,153	26,015	29,242

Gross profit	7,400	5,392	20,825	14,134
Operating expenses:
Sales and marketing	4,149	7,327	14,896	30,314
Technology development	2,443	3,049	6,645	11,636
General and administrative	7,716	8,245	23,383	22,434
Amortization of goodwill and intangibles	2,358	2,542	7,080	7,441
Impairment of assets	2,519	—	17,952	—
Restructuring charge	(2,669)	—	(2,669)	35,124
Abandoned acquisition costs	—	—	—	995

Total operating expenses	16,516	21,163	67,287	107,944

Loss from operations	(9,116)	(15,771)	(46,462)	(93,810)
Other income (expense):
Other income (expense)	113	430	312	2,084
Minority interest	144	(33)	144	(67)

Total other income (expense), net	257	397	456	2,017

Loss before provision for income taxes	(8,859)	(15,374)	(46,006)	(91,793)
Provision for income taxes	30	—	72	110

Net loss	(8,889)	(15,374)	(46,078)	(91,903)
Preferred dividends	(315)	—	(315)	—

Net loss available to common stockholders	$(9,204)	$(15,374)	$(46,393)	$(91,903)

Loss per share — basic and diluted:
Net loss available to common stockholders	$(1.24)	$(2.08)	$(6.25)	$(12.59)

Weighted average common shares outstanding — basic and diluted	7,425	7,393	7,421	7,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended
	September 30

	2001	2000

Cash Flows From Operating Activities:
Net loss	$(46,078)	$(91,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	17,952	—
Restructuring charge	(2,669)	35,124
Depreciation	5,950	4,328
Amortization of goodwill and intangibles	7,080	7,441
Provision for uncollectible receivables	1,700	538
Noncash expense	2,248	3,982
Minority interest	(144)	67
Changes in Operating Assets and Liabilities:
Accounts receivable	(4,803)	(4,168)
Prepaid expenses and other assets	622	(2,424)
Accounts payable	3,958	(3,416)
Accrued liabilities	1,746	1,964
Deferred revenue and other liabilities	1,084	(1,432)

Net cash used in operating activities	(11,354)	(49,899)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,134)	(4,960)
Equity investment in strategic partners	—	(1,500)
Acquisitions, net of cash acquired	—	(1,429)
Change in restricted cash	—	(7)

Net cash used in investing activities	(3,134)	(7,896)

Cash Flows From Financing Activities:
Proceeds from issuance of Series F Senior Cumulative Redeemable Convertible Preferred Stock, net of issuance costs of $526	16,474	—
Principal payments on long-term debt	(2,140)	(1,940)
Proceeds from exercise of stock options	9	2,872

Net cash provided by financing activities	14,343	932

Net decrease in cash and cash equivalents	(145)	(56,863)
Cash and cash equivalents, beginning of period	20,026	94,173

Cash and cash equivalents, end of period	$19,881	$37,310

Supplemental Disclosures of Cash Flow Information:
Interest paid	$61	$260

Income tax paid	$60	$—

Supplemental Disclosure of Non-cash Financing Activities:

The Company will satisfy its preferred dividend requirements by either the issuance of common stock or cash. Such accrued dividend requirements totaled approximately $315,000 from the date of issuance of the preferred stock through September 30, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

1. Description of Business

     Tickets.com, Inc. and its wholly-owned subsidiaries Bay Area Seating Service, Inc. (“BASS”), ProTix, Inc. (“ProTix”), TicketsLive Corporation (“TicketsLive”), dataCulture, Ltd. (“dataCulture”) and Lasergate Systems, Inc. (“Lasergate”), collectively (the “Company”, “Tickets.com”, “we”, “us” or “our”), is a leading business-to-business ticketing solutions provider for live events. We facilitate the sale of tickets by enabling venues and entertainment organizations with proprietary and progressive software, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia and Latin America.

2. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes in our annual report on Form 10-K/A for the year ended December 31, 2000.

3. Summary of Significant Accounting Policies

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Comprehensive Loss

     Differences between our net loss as reported and comprehensive loss are related to foreign currency translation.

   Cash Equivalents

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Restricted Cash

     We have $2.0 million as compensating balances at various banks. All compensating balances expire within 120 days, except for the requirement to renew $1.0 million every 90 days with our primary banking institution.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of three to five years or, for leasehold improvements, over the term of the

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

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

   Impairment of Assets

     We assess the recoverability of our assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain assets are assessed. (See Note 5.)

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

     We additionally generated ticketing services revenues through the auction of venues’ and performers’ tickets on our web site. Under those types of arrangements, we generally purchased, at face value, any unsold tickets that were allocated for auction on our web site. If we were unable to sell these tickets, or sell them at less than face value, losses were incurred on the tickets purchased. The gross value of the sale of these tickets was recorded as revenues. The amount paid for the tickets, amounts paid to performers venues or charities, and the costs of delivering the tickets to the consumers were recognized as cost of services. Pursuant to current ticket auction contracts with certain entertainers, certain amounts collected above the face value were donated to a charity of the performer’s choice, the amounts donated are also included as cost of services. As of May 2000, we no longer provided auction services.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

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

   Reclassifications

     Certain reclassifications have been made in the 2000 statements to conform to the 2001 presentation.

4. Reverse Stock Split

     On July 11, 2001, our stockholders approved a one-for-eight reverse stock split effective July 23, 2001. All references in the accompanying condensed consolidated financial statements to the number of common shares and warrants and options to purchase common shares and per share data have been restated to reflect the effect of this action. Our convertible preferred stock was not subject to the split, however the conversion rate to common of the preferred shares gives effect to the one-for-eight reverse stock split.

5. Impairment of Assets

     In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. Management had determined the online marketing asset with Excite@Home would not be fully realized and was partially written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies for $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million in the first quarter of 2001. In the third quarter of 2001, we recorded an additional charge of $2.5 million for the impairment of the remaining asset with Excite@Home which is not expected to be realized due to the fact that Excite@Home filed bankruptcy during the third quarter. This additional charge resulted in a decrease of current assets of $2.5 million.

6. Restructuring Charge

     On June 5, 2000, the board of directors approved a restructuring plan to be executed over 15 months. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This was partially accomplished through an emphasis on the clients’ web site ahead of our own. This

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations focused on consolidating software code lines. Achieving our goals required continued integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers.

     In connection with this new strategy, we recorded restructuring charges of $35.1 million in the second quarter of 2000. The restructuring charges were comprised of $30.7 million related to the write-off of certain intangible assets, $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $0.4 million related to the termination of existing contracts. The write-off of certain intangible assets represented a noncash impairment charge of long-lived assets relating to the acquisitions of CA Tickets.com, Inc. and Lasergate Systems, Inc. We assessed the anticipated future cash flows and determined that certain of the intangible assets resulting from the acquisitions of CA Tickets.com, Inc. and Lasergate Systems, Inc. were impaired due to the change in business strategy. Accordingly, we reduced the carrying value of the related long-lived assets to their estimated fair value, determined based upon a discounted cash flow method. We also reviewed the estimated lives of certain long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The remaining carrying value of goodwill related to CA Tickets.com, Inc. and Lasergate Systems, Inc. will be amortized over a three year period.

     As a result of the restructuring, the actual total cost was $32.4 million, which resulted in an over accrual of restructuring costs of $2.5 million related to the consolidation of facilities and $0.2 million related to involuntary termination benefits. The total over accrual of $2.7 million was reversed in the third quarter ended September 30, 2001.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

7. Business Segment Reporting

     The operating segments below reflect the segmentation of the business under which management evaluates financial data to make operating decisions and assess performance. We are organized into four reportable operating segments: Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. Segment performance measurement is based on operating income before other corporate expenses, amortization of intangibles, asset impairments, interest income and expense and income taxes. Other corporate expenses principally consist of unallocated administrative support and technology functions. There have been no inter-segment sales. Assets are not allocated to specific products and accordingly cannot be reported by segment. The business segment information for the prior periods has been restated to reflect the change in business strategy in 2000.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Revenue:
TSG	$7,788	$8,064	$27,193	$25,324
ITG	4,924	4,371	14,199	11,198
International	1,521	1,753	4,239	4,958
Other	478	357	1,209	1,896

Total revenue	14,711	14,545	46,840	43,376

Gross profit:
TSG	2,863	1,926	9,937	5,010
ITG	3,161	2,290	7,324	5,026
International	898	927	2,493	2,691
Other	478	249	1,071	1,407

Total gross profit	7,400	5,392	20,825	14,134

Operating income/(loss):
TSG	(551)	(2,997)	(1,619)	(10,277)
ITG	812	(126)	(1,283)	(556)
International	115	136	90	(2,087)
Other	461	(2,341)	(1,734)	(14,681)

Total segment operating income (loss)	837	(5,328)	(4,546)	(27,601)
Other operating expenses, unallocated:
Administrative support and technology functions	7,826	7,504	19,789	20,742
Amortization of intangibles	2,050	2,542	6,460	7,441
Impairment of assets	2,519	—	17,952	—
Restructuring charge	(2,669)	—	(2,669)	35,124
Abandoned acquisition costs	—	—	—	995

Net Loss	$(8,889)	$(15,374)	$(46,078)	$(91,903)

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

8. Litigation

     On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California, TICKETMASTER CORPORATION, an Illinois corporation, and TICKETMASTER ONLINE-CITYSEARCH, INC., A Delaware corporation, vs. Tickets.com, Inc. a Delaware corporation, and related cross-action, case number 99-07654WDK, seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster’s web site and using the Ticketmaster name on our web site. In addition, the suit alleges that we engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site, and taking copyrighted information from the Ticketmaster web site for use on our web site. The suit originally sought (i) an injunction to prohibit us from further engaging in any alleged unlawful activity, (ii) treble damages, (iii) attorneys’ fees and other unspecified damages. On September 15, 1999 we filed a motion to dismiss the lawsuit. A hearing on the motion to dismiss had been scheduled for January 2000. On January 7, 2000, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act.

     We filed a motion to dismiss the Amended Complaint and on March 27, 2000, the Court dismissed four (4) of the six (6) claims in the Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to certain pages within the Ticketmaster web site. On August 10, 2000, the Court denied this motion.

     In May 2000, we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of Federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim, and on September 25, 2000 the Court denied this motion.

     On April 26, 2001 the United States District Court, Central District of California, Western Division, issued an order establishing the appropriate framework within which to conduct discovery, which includes the dates of April 1, 2002 for the completion of non-expert discovery. Discovery, including interrogatories, document production and depositions are ongoing as of this date. The court has also tentatively set the trial date for this matter for January 2, 2003.

     On July 10, 2001, Tickets.com and certain of its current and former directors and officers were named as defendants in a class action lawsuit pending in the federal district court in the Southern District of New York, WILLIAM BRANCH, et al, vs. MORGAN STANLEY DEAN WITTER, CREDIT SUISSE FIRST BOSTON CORP., S.G. COWEN SECURITIES CORP., et. al., Docket Number L-3624-01. Tickets.com has also been named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been minimal activity in these cases to date, limited primarily to procedural issues focusing on the plaintiff and certification of a plaintiff class to prosecute the claim of similarly situated plaintiffs on a consolidated basis.

     On September 17, 2001, Tickets.com was served with a complaint, NAP VENTURE PARTNERS LLC; PROMOWEST PRODUCTIONS, INC., VS. TICKETS.COM, INC. The suit seeks damages in an unspecified

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

amount and asserts six causes of action for: (i) breach of written contract, (ii) breach of the implied covenant of good faith and fair dealing, (iii) violation of the California Unfair Competition Act and (iv) violation of Section 17200, Et Seq., of the California Business and Professions Code. This case arises out of a prior agreement between Tickets.com and the plaintiff providing for, among other things, Tickets.com to make an investment in the plaintiff, which was engaged in the development and construction of a new venue complex in Ohio, and a ticketing services agreement providing for us to provide ticketing services to the venue once completed. All investments to be made by Tickets.com were tied to certain construction milestones, to ensure that progress of the development was continuing. Following our first scheduled payment of the investment, the plaintiff returned all sums previously paid and sought to cancel the agreement, which we refused. This suit followed seeking, among other things, cancellation of the agreement. The case is currently in the process of being transferred from Los Angeles to Orange County Superior Court. Discovery has just begun in this matter.

     On July 2, 2001, Tickets.com, and certain of its officers and directors and investors were served with a complaint, R4 HOLDINGS VS. TICKETS.COM. The complaint alleged causes of action against us and the other defendants based on (i) fraudulent misrepresentation and fraudulent inducement, (ii) breach of contract, (iii) breach of fiduciary duty, and (iv) civil conspiracy. The complaint asserted that the causes of action arose out of certain stockholder agreements between the plaintiff and us and the other defendants prior to the our initial public offering. Following initial investigation and prior to us filing an answer to this matter, the plaintiffs voluntarily dismissed the action on October 2, 2001.

     On November 7, 2001, Tickets.com, certain of its officers and directors and investors, were served with a complaint, R4 HOLDINGS and HILL INTERNATIONAL VS. TICKETS.COM, ET AL. The factual basis of this action is essentially the same as the action that the plaintiff voluntarily dismissed on October 2, 2001, however the plaintiff has pleaded the current action under general “common law” causes of action: (i) tortious interference with contract; (ii) breach of contract; (iii) breach of implied covenant of good faith and fair dealing; (iv) fraudulent misrepresentation and fraudulent inducement; (v) breach of fiduciary duty; (vi) tortious interference of economic advantage; (vii) civil conspiracy. Factually, the complaint alleges that plaintiffs are the founding shareholders of the company that eventually evolved into Tickets.com, Inc. The complaint further alleges that pursuant to the plaintiffs’ investment in Tickets.com, they were parties to a stockholder agreement and an investors’ rights agreement with Tickets.com, which, among other things, entitled the plaintiffs to appoint two members to our Board of Directors.

     The complaint also states that in contemplation of our planned initial public offering of the common stock, and by virtue of the investors’ rights agreement, the plaintiffs were required to execute lock-up agreements wherein the plaintiffs agreed to refrain from trading their shares in Tickets.com for a period of one hundred and eighty (180) days following the date of our initial public offering. The complaint alleges that due to certain actions of the Board, which constituted a breach of the underlying stockholder’s agreement, the plaintiffs were no longer bound by the terms of the lock-up agreement. The complaint alleges that the members of the Board conspired against the plaintiffs by doing certain acts, which culminated in the negation of the plaintiff’s rights to appoint members to the Board of Directors as well as their ability to sell their shares of stock in Tickets.com at the time of our initial public offering.

     The underlying facts of this case were initially disclosed in the “risk factors” section of our registration statement as filed with the Securities and Exchange Commission.

     During the initial stages of the first action brought by the plaintiffs, we retained counsel to provide us and the named officers and directors a defense. We will continue to employ such counsel in the instant matter. As of this date, no motions or responsive pleadings have been filed in this matter.

     We also tendered the prior matter to our insurance carriers for coverage of defense costs and other potential claims asserted by the plaintiffs. The plaintiff voluntarily dismissed the first matter before our carriers issued any opinion regarding coverage. We intend to submit the current matter to our carriers for a position on coverage for defense costs and other potential claims.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

     We have not recorded a provision for these matters in our financial statements.

9. Non-Monetary Agreement

     In December 1999, we entered into an agreement with the Salt Lake Organizing Committee (“SLOC”) to be the Official Ticketing Services Supplier for the 2002 Olympic and Paralympic Winter Games (“Games”). Under the terms of the agreement, we are the exclusive provider of ticketing services for the Games, including Internet, mail and telephone orders as well as the operation of the local and regional ticket retail outlets.

     We reached an agreement with SLOC that the ticketing services to be delivered by us are based on a fixed price contract, consisting of cash payments for $3.4 million and the consideration for the marketing rights to advertise as an official supplier of the Games. The estimated market value of this agreement is $6.5 million. The non-cash portion of this agreement represents a barter agreement. We recorded revenue of $0.3 million for the three months and $1.7 million for the nine months ended September 30, 2001 and recognized non-cash advertising expense of $0.2 million and $0.5 million relating to the barter portion of this transaction for the three and nine months ended September 30, 2001, respectively.

10. Equity

     On June 23, 2001, we sold 10,833,333 shares of our Series F Cumulative Redeemable Preferred Stock (“Preferred Stock”) at a price per share of $0.60 for an aggregate purchase price of $6.5 million less direct issuance costs of $0.4 million. On August 1, 2001, we sold 17,500,000 shares of Preferred Stock at a price per share of $0.60 for an aggregate purchase price of $10.5 million less direct issuance costs of $0.2 million.

     The Preferred Stock ranks senior to our Common Stock. If we pay cash dividends on our Common Stock, then the holders of Preferred Stock (“Preferred Holders”) will be entitled to share in such dividends on a pro rata basis as if their shares of Preferred Stock had been converted into Common Stock. In addition, the Preferred Holders will be paid cumulative dividends at an annual rate of (i) nine percent per annum of the Accreted Value (as defined below), over (ii) any cash dividends paid to the Preferred Holders in accordance with the immediately preceding sentence. Such dividends accrue and compound quarterly whether or not declared by our Board of Directors, and will be added to the Accreted Value on each such quarterly date. “Accreted Value” means $0.60 plus the amount of any dividends added thereto.

     Each share of Preferred Stock is convertible at the option of the Preferred Holders into shares of Common Stock at the conversion ratio equal to (i) the Accreted Value (plus any accrued and unpaid dividends) divided by (ii) $0.60, subject to adjustment as provided under the antidilution adjustments described below (the “Conversion Price”). Initially, each share of Preferred Stock was convertible into one share of Common Stock. However, as a result of our recent 1-for-8 reverse stock split, each eight shares of Preferred Stock are now convertible into one share of Common Stock. As of September 30, 2001, we have accrued preferred dividends in the amount of $315,000.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2001
(Unaudited)

11. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company’s existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. Our management continues to evaluate the potential effects SFAS No. 142 may have on future earnings and as such will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of SFAS 143 to have a material impact on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include risks and uncertainties and relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations is disclosed herein. All forward-looking statements are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures made that describe certain factors that affect our business, including the risk factors that follow.

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

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues

     Ticketing Services Group. Revenues from TSG decreased 3.7% to $7.8 million for the three months ended September 30, 2001 from $8.1 million for the three months ended September 30, 2000. The decrease for the quarter was directly related to the tragic events of September 11, 2001. Revenues during the last three weeks of the quarter were significantly reduced as many events were postponed (25) and cancelled (30). Additionally, the general rate of ticket sales was down over 45% during this three-week period.

     Internet Ticketing Group. Revenues from ITG increased 11.4% to $4.9 million for the three months ended September 30, 2001 from $4.4 million for the three months ended September 30, 2000. The increased revenue was a result of our contract with Major League Baseball Advanced Media, LP, entered into in June 2000. With this contract, we had an increased number of teams and higher ticket volume sold via the Internet relative to the same quarter last year. Additionally, we had more enabled software licensees and new clients added subsequent to September 30, 2000. Included in ITG’s revenue for the three months ended September 30, 2001 was $0.3 million relating to the non-monetary portion of the SLOC agreement.

     International. International revenues decreased 16.7% to $1.5 million for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000. The decrease reflects a reduction in software license fee revenue and third party hardware sales revenue. Software license fee revenue has decreased due to the change in market conditions in the United Kingdom, resulting from the reduction in Government funding for cultural events. The decrease in hardware sales is directly related to the decrease in software license fee revenue. We believe that with the introduction of our new Windows based product, we should be able to compete more effectively in the United Kingdom market.

Cost of Services

     Ticketing Services Group. Cost of services for TSG decreased 19.8% to $4.9 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000. As a percentage of TSG revenues, total cost of services for TSG decreased to 63.2% from 76.1%. The decrease was mainly attributable to successful implementation of cost reduction plans to contain our telecommunication and call center expenses. We believe the cost of services as a percentage of revenue will continue to decrease from the prior year due to our continued cost reduction efforts to contain telecommunication costs and increased efficiency in our call center operations.

     Internet Ticketing Group. Cost of services for ITG decreased 14.3% to $1.8 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000. As a percentage of ITG revenue, cost of services decreased to 35.8% from 47.6%. The decrease is a result of our continued efforts in streamlining processes and the reduction of duplication stemming from the subsidiaries we acquired in prior years.

     International. Cost of services for International decreased 25% to $0.6 million for the three months ended September 30, 2001 from $0.8 million for the three months ended September 30, 2000. As a percentage of International revenue, cost of services decreased to 41.0% from 47.1%. The decrease is a result of our efforts to streamline our operations and cost cutting efforts.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 43.8% to $4.1 million for the three months ended September 30, 2001 from $7.3 million for the three month ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses decreased to 28.2% from 50.4%. The decrease reflects the elimination of the periodic expense related to the asset impairment for our online marketing relationship with Excite@Home, which occurred in the first and third quarters of 2001. The decrease is also attributable to the decline in professional services, reflecting the issuance of warrants to performers in the prior year as well as termination of our relationship with an advertising agency in the year ended December 31, 2000. In addition, a decrease in advertising expenses as we continue to focus our efforts on our clients instead of building our brand also contributed to this reduction.

     Technology Development. Technology development expenses decreased 20.0% to $2.4 million for the three months ended September 30, 2001 from $3.0 million for the three months ended September 30, 2000. As a percentage of total revenues, technology development expenses decreased to 16.6% from 21.0%. This decrease was related to a reduction of duplicated efforts stemming from the subsidiaries we acquired in prior years. The decrease reflects our efforts to consolidate software code lines, resulting in reduced costs to support fewer software products. As we continue our efforts to improve and expand our core ticketing system, we expect a greater stabilization of our expenses and additional benefits from consolidation to reduce our development efforts to a support function for a single ticketing system.

     General and Administrative. General and administrative expenses decreased 6.1% to $7.7 million for the three months ended September 30, 2001 from $8.2 million for the three months ended September 30, 2000. As a percentage of total revenue, general and administrative expenses decreased to 52.5% from 56.7%. We anticipate general and administrative expenses will continue to decline as we integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space. We should also see a continued decline in general and administrative expenses as a result a contingent fee agreement with our legal counsel in the Ticketmaster action to mitigate further expenditure on legal fees.

     Restructuring Charge. A restructuring charge of $35.1 million was recorded in the three months ended June 30, 2000 as a result of our board of directors approving a restructure plan to be executed over a 15 month period. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This was partially accomplished through an emphasis on the clients’ web site ahead of our own. This strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations focused on consolidating the software code lines. Achieving our goals required an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers. As a result of the restructuring, the actual total cost was $32.4 million, which resulted in an over accrual of restructuring costs of $2.5 million related to the consolidation of facilities and $0.2 million related to involuntary termination benefits. The total over accrual of $2.7 million was reversed in the third quarter ended September 30, 2001.

     Impairment of Assets. In the third quarter of 2001, we recorded an additional charge of $2.5 million for the impairment of the remaining asset with Excite@Home which is not expected to be realized due to the fact that Excite@Home filed for bankruptcy during the third quarter.

Other Income (Expense)

     Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 66.4% to $0.2 million for the three months ended September 30, 2001 from $0.6 million for the three months ended September 30, 2000. The decrease is mainly due to lower cash balances that resulted from our cash used in operating and investing activities. Interest expense decreased 35.8% to $0.1 million for the three months ending September 30, 2001 from the three months ended September 30, 2000. The decrease in interest expense is due to the reduction of long term debt obligations during the period.

Net Loss

     Net Loss. For the three months ended September 30, 2001, our net loss was $8.9 million or $1.20 per share. The decrease in the net loss was primarily due to revenue growth and the result of our actions described above to decrease our operating expenses.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues

     Ticketing Services Group. Revenues from TSG increased 7.5% to $27.2 million for the nine months ended September 30, 2001 from $25.3 million for the nine months ended September 30, 2000. The increase was due to an increase in the number of high profile performances such as Madonna, Backstreet Boys, Destiny’s Child, U2, NSync, Dave Mathews Band, and various full-service Major League Baseball clients, relative to the same period last year, not withstanding the postponement and cancellation of events following September 11, 2001. These performances increased our revenues from fees related to ticket sales.

     Internet Ticketing Group. Revenues from ITG increased 26.8% to $14.2 million for the nine months ended September 30, 2001 from $11.2 million for the nine months ended September 30, 2000. The increased revenue was a result of our contract with Major League Baseball Advanced Media, LP. With this contract, we had an increased number of teams and higher ticket volume sold via the Internet relative to the period last year. Additionally, we had more enabled software licensees and new clients added subsequent to September 30, 2000. Included in ITG’s revenue for the nine months ended September 30, 2001 was $2.1 million relating to the non-monetary portion of the SLOC agreement.

     International. International revenues decreased 16.0% to $4.2 million for the nine months ended September 30, 2001 from $5.0 million for the nine months ended September 30, 2000. The decrease reflects a drop in software license fee revenue and third party hardware sales revenue. Software license fee revenue has decreased due to the change in market conditions in the United Kingdom, resulting from the reduction in Government funding for cultural events. The decrease in hardware sales is directly related to the decrease in software license fee revenue. We believe that with the introduction of our new Windows based product, we should be able to compete more effectively in the United Kingdom market.

Cost of Services

     Ticketing Services Group. Cost of services for TSG decreased 14.8% to $17.3 million for the nine months ended September 30, 2001 from $20.3 million for the nine months ended September 30, 2000. As a percentage of TSG revenues, total cost of services for TSG decreased to 63.5% from 80.2%. The decrease was mainly attributable to successful implementation of cost reduction plans to contain our telecommunication and call center expenses. We believe the cost of services as a percentage of revenue will continue to decrease from the prior year due to our continued cost reduction efforts to contain telecommunication costs and the increased efficiency in our call center operations.

     Internet Ticketing Group. Cost of services for ITG increased 11.3% to $6.9 million for the nine months ended September 30, 2001 from $6.2 million for the nine months ended September 30, 2000. This increase is related to the growth in our license and support business, including services for SLOC. As a percentage of ITG revenue, cost of services decreased to 48.4% from 55.1%. The decrease is a result of our continued efforts in streamlining processes and the reduction of duplication stemming from the subsidiaries we acquired in prior years.

     International. Cost of services for International decreased 26.1% to $1.7 million for the nine months ended September 30, 2001 from $2.3 million for the nine months ended September 30, 2000. The decrease was primarily related to the decrease in International service revenue. As a percentage of International revenue, cost of services decreased to 41.2% from 45.7%. This decrease is a result of our efforts to streamline our operations and cost cutting efforts.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 50.8% to $14.9 million for the nine months ended September 30, 2001 from $30.3 million for the nine months ended September 30, 2000. The decrease reflects the elimination of the periodic expense related to the asset impairment for the online marketing relationship with Excite@Home during the first and third quarters of 2001. As a percentage of total revenues, sales and marketing expenses decreased to 31.8% from 69.9%. The decrease is also attributable to the decline in professional services, reflecting the issuance of warrants to performers in the prior year as well as termination of our relationship with an advertising agency in the year ended December 31, 2000. In addition, a decrease in advertising expenses as we continue to focus our efforts on our clients instead of building our brand also contributed to the reduction.

     Technology Development. Technology development expenses decreased 43.1% to $6.6 million for the nine months ended September 30, 2001 from $11.6 million for the nine months ended September 30, 2000. As a percentage of total revenues, technology development expenses decreased to 14.2% from 26.8%. This decrease was related to a reduction of duplicated efforts stemming from the subsidiaries we acquired in prior years. The decrease reflects our efforts to consolidate software code lines, resulting in reduced costs to support fewer software products. As we continue our efforts to improve and expand our core ticketing system, we expect a greater stabilization of our expenses and additional benefits from consolidation to reduce our development efforts to a support function for a single ticketing system.

     General and Administrative. General and administrative expenses increased 4.5% to $23.4 million for the nine months ended September 30, 2001 from $22.4 million for the nine months ended September 30, 2000. In the second quarter of 2001, we recorded a charge of $392,000 related to fees incurred from the termination of a proposed financing arrangement. As a percentage of total revenue, general and administrative expenses decreased to 49.9% from 51.7%. We anticipate general and administrative expenses will decline as we integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space. We should also see a decline in general and administrative expenses as a result of a contingent fee agreement with our legal counsel in the Ticketmaster action to mitigate further expenditure on legal fees.

     Restructuring Charge. A restructuring charge of $35.1 million was recorded in the three months ended June 30, 2000 as a result of our board of directors approving a restructure plan to be executed over a 15 month period. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than with consumers. This was partially accomplished through an emphasis on the clients’ web site ahead of our own. This strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com web site which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations focused on consolidating the software code lines. Achieving our goals required an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers. As a result of the restructuring, the actual total costs was $32.4 million, which resulted in over accrual of restructuring costs of $2.5 million related to the consolidation of facilities and $0.2 million related to involuntary termination benefits. The total over accrual of $2.7 million was reversed in the third quarter ended September 30, 2001.

     Impairment of Assets. In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. We had determined the online marketing asset with Excite@Home will not be fully realized and was partially written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies of $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million. In the third quarter of 2001, we recorded an additional charge of $2.5 million for the impairment of our remaining asset with Excite@Home which we do not expect to realize due to the fact that Excite@Home filed for bankruptcy during the third quarter.

Other Income (Expense)

     Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 75.0% to $0.6 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. The decrease is mainly due to lower cash balances that resulted from our cash used in operating and investing activities. Interest expense decreased 25.0% to $0.3 million for the nine months ending September 30, 2001 from $0.4 million for the nine months ended September 30, 2000.

Net Loss

     Net Loss. For the nine months ended September 30, 2001, our net loss was $46.1 million or $6.21 per share. For the nine months ended September 30, 2000, our net loss was $91.9 million or $12.59 per share. The decrease in the net loss was primarily due to revenue growth and due to the results of our actions described above to decrease our operating expenses. Excluding the impairment of long lived assets in 2001 and the effects for the costs and recovery of restructure charges for 2001 and 2000, net loss decreased 45.8% to $30.8 million in 2001 from $56.8 million in 2000.

Liquidity and Capital Resources

     Our cash and cash equivalents decreased by $0.1 million to $19.9 million as of September 30, 2001 from $20.0 million as of December 31, 2000. The decrease resulted primarily from net cash used in operating activities of $11.4 million, purchases of property and equipment of $3.1 million and payments on long-term debt and leases of $2.1 million. The decrease in cash was offset by the issuance of redeemable preferred stock for $17.0 million net of issuance costs of $0.5 million. The decrease in cash was also offset by increases in current liabilities of $3.5 million and decreases in current assets of $7.1 million. The decrease in current liabilities was due to the timing of ticketing customer payments. The decrease in current assets was mainly due to the write-off of Excite@Home mentioned above in Impairment of Assets.

     We and certain of our current and former directors and officers have been named in various legal complaints. These matters have been tendered to our insurance carriers for coverage of legal fees and costs incurred in connection with the defense of these matters, as well as for any potential liability found against us and any named officers and directors. Insurance coverage and the extent of coverage on these matters is subject to final determination by our insurance carriers and is subject to a deductible. Additionally, we have entered into a contingent fee agreement with our legal counsel in the Ticketmaster action to mitigate further expenditure on legal fees.

     On May 1, 2001, we entered into a stock purchase agreement with certain investors. Pursuant to the stock purchase agreement, we sold an aggregate of 28.3 million shares of our Series F Senior Cumulative Redeemable Preferred Stock to the investors at a price of $0.60 per share, which resulted in total gross proceeds of $17.0 million (before deducting fees and expenses) to us. The purchase of such shares by the investors was affected in two closings of $6.5 million and $10.5 million, respectively. The first phase of funding was completed on June 21, 2001 and the second phase completed on August 1, 2001. We believe that the cash generated from operations, along with our existing cash and cash equivalents, will be sufficient to meet our capital needs for at least the next 12 months.

Forward Looking Information Under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Act was designed to encourage companies to provide prospective information about them without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward-looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Forward Looking Information Regarding Revenue Growth and Execution of Our Business Plan

     Outlined below are certain factors that may preclude us from meeting our revenue expectations and fulfilling our business strategy.

     If We Fail To Retain Clients, We May Experience A Loss Of Revenue. In order to achieve our intended growth and market presence, we must satisfy our current clients’ needs. If we fail to do so, we may lose significant clients and the revenue we generate from those clients.

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

     In the future, increased volume due to growth, if any, may require us to expend substantial funds to expand and further upgrade our technology, transaction processing systems and network infrastructure. Any inability to add additional software and hardware on a timely basis to accommodate increased traffic on our web site may cause unanticipated system disruptions and result in slower response times. We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, nor do we carry sufficient business interruption insurance to compensate us for all of the possible losses that we may incur. In addition, our clients’ in-house systems also may be subject to failures and degradations that could interrupt ticket sales both through clients’ systems and on our web site. Unanticipated problems may cause a significant system outage or data loss, and result in the loss of clients.

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

     Our competitors also include:

•	a number of smaller, regional outsourcing services providers;

•	international and national in-house systems providers;

•	entertainment organizations that handle their own ticket sales and distribution through online and other distribution channels;

•	international, national and local outsourcing services providers, which may or may not currently offer online transactional capabilities.

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

     Our Reliance On Third Party Software And Hardware Makes Us Vulnerable To Changes In Our Suppliers’ Products And Services, Which Could Adversely Affect Our Ability To Service Our Clients In A Timely Manner. Our automated ticketing solutions incorporate software products and use computer hardware and equipment developed by other entities. Our reliance on third party software and hardware makes us vulnerable to changes in our suppliers’ products and services and any such changes may impair our ability to provide adequate outsourcing services and in-house systems to our clients in a timely manner. For example, we cannot be certain that all of our suppliers will remain in business or will continue to support the product lines that we use. Nor can we be certain that their product lines will remain viable or will otherwise continue to be available to us. Our current suppliers could significantly alter their pricing in a manner adverse to us. If any of these entities ceases to do business, abandons or fails to enhance a particular product line, or significantly raises its prices, we may need to seek other suppliers. We cannot be certain that other suppliers will be able to provide us with necessary products at favorable prices, or at all.

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

     The Seasonality Of The Live Entertainment Industry Could Cause Our Quarterly Operating Results To Fall Below The Expectations Of Market Analysts And Investors, Which Could Adversely Affect The Market Price Of Our Common Stock. Many popular live entertainment events are held during the warm weather months. In addition, ticket sales for such events generally commence several months prior to the event date. Because of these factors, our business generally has lower revenues in the first and fourth fiscal quarters. These seasonality issues could cause our quarterly operating results to fall below market expectations, and adversely affect the market price of our common stock. Other related seasonality issues that could cause our quarterly operating results to fluctuate in the future include:

•	the dates event tickets are released for sale by our clients;

•	the decisions of one or more clients to cancel or postpone events;

•	the timing of large, nonrecurring events; and

•	the concentration of events in any given quarter.

     As More Of Our Clients Use Our Online Services, We May Encounter Technological Difficulties That Could Impair Our Ability To Increase Online Revenues. In order for most of our clients to use our online ticketing capabilities, we must develop and install additional software to make their systems compatible with ours. This process can be difficult and we may encounter technological difficulties that may inhibit us from servicing our clients online, which may cause more of our clients to terminate or fail to renew its contract with us. Because we have a broad portfolio of in-house systems, we must either create separate Internet interfaces for each of these products or consolidate our in-house systems. We may experience difficulties in further consolidating our portfolio of in-house systems into a few comprehensive in-house systems and in developing links from our clients’ various software and hardware systems to our ticketing systems and databases. Due to these potential technological difficulties, some clients may be averse to change and may require a lengthy sales cycle before they will upgrade to Internet ticketing on our system.

     Infringement Or Other Claims Could Adversely Affect Our Ability To Market Our Products, Limit Our Rights To Certain Technology And Harm Our Results Of Operations. Although we believe we have valid proprietary rights to all of our intellectual property, we could be subject to claims of alleged trademark, patent or other infringement as a result of our actions or the actions of our licensees. Any litigation over intellectual property rights or business practices could result in:

•	payment by us of substantial damages;

•	injunctive or other equitable relief that could block our ability to market or license our products; and

•	the loss of rights to technologies necessary to operate portions of our business.

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

     Ineffective Protection Of Our Trademarks And Service Marks Could Reduce The Value Of Our Brands. We cannot be certain that the steps we have taken and will take to protect our brands will be adequate, and such steps may require considerable expenditures. Nor can we be certain that third parties will not infringe upon or misappropriate the copyrights, trademarks, trade dress and similar proprietary rights that currently protect our brands. Ineffective protection of these rights could reduce the value of our brands. We have registered the trade name “Tickets.com” and the stylized trademark “1.800.TICKETS”, the service mark “Advantix” and other trademarks in the United States. We have also applied to register the trade names “Tickets.com” in various foreign countries. Effective trademark, service mark, copyright and trade secret protection will not be available or sought in every country in which our products and services are available online or by telephone. We may not be able to obtain effective trademark or service mark registration until the prolonged use of our marks has generated secondary meaning for purposes of trademark and service mark law. In addition, there are other parties who have corporate names or brand names very similar to ours, and whose names may also include the term “tickets,” and who may, as a result, bring claims against us for trademark infringement or challenge our rights to register the trade name “Tickets.com,” the stylized trademark “1.800.TICKETS,” or both.

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

     If We Are Not Able To Preserve Our Domain Names We May Not Be Able To Compete Effectively On The Internet. We currently hold the Internet domain names “tickets.com,” “ProTix.com,” “bass-tix.com,” “basstickets.com,” “fantastix.com” and others. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could impair our ability to compete effectively on the Internet. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we conduct or intend to conduct business. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

Forward Looking Information Regarding Cost of Services

     We May Become Subject To State Regulation Of Ticket Sales, Which Could Impose Restrictions On The Manner And Pricing Of Our Ticket Sales. Many states and municipalities have adopted statutes regulating ticketing transactions within their jurisdictions. We cannot be certain whether any of these laws and regulations may be determined to be applicable to our business or whether new laws and regulations potentially adverse to our business will be adopted. If we become subject to additional laws and regulations, the manner and pricing of our ticket sales may be restricted, which could have an adverse effect on our revenues. Some states and municipalities require that ticket sellers obtain a resellers license. One or more states or municipalities could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction’s reseller statute. Because we believe these statutes to be inapplicable to our activities, we may not be in compliance with these statutes. Governmental agencies or authorities could also argue that other state or local licensing or “ticket scalping” statutes apply to our activities. These statutes, among other things, limit the amount of service charges and other fees that may be charged in connection with ticket sales. Other state and local regulations establish maximum service fees on tickets for certain sporting and other events.

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

     Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of September 30, 2001, we had goodwill and other intangible assets of $42.5 million, which must be amortized in the future and will result in a reduction of our earnings. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would increase annual amortization charges or result in a write-off of goodwill in a one-time, non-cash charge, which could be significant based on our acquisitions to date.

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

Forward Looking Information Regarding Liquidity and Capital Resources

     Our Stock Price Has Been And May Continue To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We are currently the target of such litigation and may be the target of additional litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and other resources.

     Other factors, some of which are beyond our control, that could cause the market price of our common stock to fluctuate include:

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in securities analysts’ and investors’ expectations as to our future financial performance;

•	changes in market valuations of other Internet or online services companies;

•	announcements by us or our competitors of technological innovations, new services, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major venue or client;

•	announcements by third parties of significant claims or proceedings against us or developments in those proceedings; and

•	future sales of our stock.

     We Face Risks From International Operations That Could Adversely Affect Our Cash Flow And Licensing Revenues. We have only recently commenced operations in a number of international markets and a key component of our strategy is to expand our business internationally. Our plans to expand internationally are subject to inherent risks, including:

•	Adverse Fluctuations In Currency Exchange Rates Could Expose Us To Losses Because Some Of Our Contracts And Liabilities Are Payable In Foreign Currencies. Payments due to our acquisition of dataCulture, Ltd. are payable in pounds sterling over 12 equal quarterly installments. In addition, we are also exposed to foreign currency exchange rate risks inherent in our assets and liabilities denominated in currencies other than the United States dollar. If the United States dollar becomes weaker against foreign currencies these payments will be greater in dollar terms and our cash flow would be adversely affected.

•	If We Cannot Adequately Enforce Our Intellectual Property Rights Internationally, We May Lose Licensing Revenues. Many of our foreign business relationships involve the licensing of our software products. If we are unable to enforce our intellectual property rights because they are not recognized under foreign laws, our customers could duplicate or modify our software products without our consent and deprive us of licensing revenues.

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

Effect of Recent Accounting Changes

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company’s existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. Our management continues to evaluate the potential effects SFAS No. 142 may have on future earnings and as such will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a lawsuit against us in the United States District Court for the Central District of California, TICKETMASTER CORPORATION, an Illinois corporation, and TICKETMASTER ONLINE-CITYSEARCH, INC., A Delaware corporation, vs. Tickets.com, Inc. a Delaware corporation, and related cross-action, case number 99-07654WDK, seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster’s web site and using the Ticketmaster name on our web site. In addition, the suit alleges that we engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site, and taking copyrighted information from the Ticketmaster web site for use on our web site. The suit originally sought (i) an injunction to prohibit us from further engaging in any alleged unlawful activity, (ii) treble damages, (iii) attorneys’ fees and other unspecified damages. On September 15, 1999 we filed a motion to dismiss the lawsuit. A hearing on the motion to dismiss had been scheduled for January 2000. On January 7, 2000, Ticketmaster Corporation and Ticketmaster Online-CitySearch filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act.

     We filed a motion to dismiss the Amended Complaint and on March 27, 2000, the Court dismissed four (4) of the six (6) claims in the Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to certain pages within the Ticketmaster web site. On August 10, 2000, the Court denied this motion.

     In May 2000, we filed a counterclaim against Ticketmaster Corporation and Ticketmaster Online-CitySearch alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of Federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster and Ticketmaster Online have filed a motion to dismiss our counterclaim, and on September 25, 2000 the Court denied this motion.

     On April 26, 2001 the United States District Court, Central District of California, Western Division, issued an order establishing the appropriate framework within which to conduct discovery, which includes the dates of April 1, 2002 for the completion of non-expert discovery. Discovery, including interrogatories, document production and depositions are ongoing as of this date. The court has also tentatively set the trial date for this matter for January 2, 2003.

     On July 10, 2001, Tickets.com and certain of its current and former directors and officers were named as defendants in a class action lawsuit pending in the federal district court in the Southern District of New York, WILLIAM BRANCH, et al, vs. MORGAN STANLEY DEAN WITTER, CREDIT SUISSE FIRST BOSTON CORP., S.G. COWEN SECURITIES CORP., et. al, Docket Number L-3624-01. Tickets.com has also been named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been minimal activity in these cases to date, limited primarily to procedural issues focusing on the plaintiff and certification of a plaintiff class to prosecute the claim of similarly situated plaintiffs on a consolidated basis.

     On September 17, 2001, Tickets.com was served with a complaint, NAP VENTURE PARTNERS LLC; PROMOWEST PRODUCTIONS, INC., VS. TICKETS.COM, INC. The suit seeks damages in an unspecified

\

amount and asserts six causes of action for: (i) breach of written contract, (ii) breach of the implied covenant of good faith and fair dealing, (iii) violation of the California Unfair Competition Act and (iv) violation of Section 17200, Et Seq., of the California Business and Professions Code. This case arises out of a prior agreement between Tickets.com and the plaintiff providing for, among other things, Tickets.com to make an investment in the plaintiff, which was engaged in the development and construction of a new venue complex in Ohio, and a ticketing services agreement providing for us to provide ticketing services to the venue once completed. All investments to be made by Tickets.com were tied to certain construction milestones, to ensure that progress of the development was continuing. Following our first scheduled payment of the investment, the plaintiff returned all sums previously paid and sought to cancel the agreement, which we refused. This suit followed seeking, among other things, cancellation of the agreement. The case is currently in the process of being transferred from Los Angeles to Orange County Superior Court. Discovery has just begun in this matter.

     On July 2, 2001, Tickets.com, and certain of its officers and directors and investors were served with a complaint, R4 HOLDINGS VS. TICKETS.COM. The complaint alleged causes of action against us and the other defendants based on (i) fraudulent misrepresentation and fraudulent inducement, (ii) breach of contract, (iii) breach of fiduciary duty, and (iv) civil conspiracy. The complaint asserted that the causes of action arose out of certain stockholder agreements between the plaintiff and us and the other defendants prior to the our initial public offering. Following initial investigation and prior to us filing an answer to this matter, the plaintiffs voluntarily dismissed the action on October 2, 2001.

     On November 7, 2001, Tickets.com, certain of its officers and directors and investors, were served with a complaint, R4 HOLDINGS and HILL INTERNATIONAL VS. TICKETS.COM, ET AL. The factual basis of this action is essentially the same as the action that the plaintiff voluntarily dismissed on October 2, 2001, however the plaintiff has pleaded the current action under general “common law” causes of action: (i) tortious interference with contract; (ii) breach of contract; (iii) breach of implied covenant of good faith and fair dealing; (iv) fraudulent misrepresentation and fraudulent inducement; (v) breach of fiduciary duty; (vi) tortious interference of economic advantage; (vii) civil conspiracy. Factually, the complaint alleges that plaintiffs are the founding shareholders of the company that eventually evolved into Tickets.com, Inc. The complaint further alleges that pursuant to the plaintiffs’ investment in Tickets.com, they were parties to a stockholder agreement and an investors’ rights agreement with Tickets.com, which, among other things, entitled the plaintiffs to appoint two members to our Board of Directors.

     The complaint also states that in contemplation of our planned initial public offering of the common stock, and by virtue of the investors’ rights agreement, the plaintiffs were required to execute lock-up agreements wherein the plaintiffs agreed to refrain from trading their shares in Tickets.com for a period of one hundred and eighty (180) days following the date of our initial public offering. The complaint alleges that due to certain actions of the Board, which constituted a breach of the underlying stockholder’s agreement, the plaintiffs were no longer bound by the terms of the lock-up agreement. The complaint alleges that the members of the Board conspired against the plaintiffs by doing certain acts, which culminated in the negation of the plaintiff’s rights to appoint members to the Board of Directors as well as their ability to sell their shares of stock in Tickets.com at the time of our initial public offering.

     The underlying facts of this case were initially disclosed in the “risk factors” section of the Company’s registration statement as filed with the Securities and Exchange Commission.

     During the initial stages of the first action brought by the plaintiffs, we retained counsel to provide us and the named officers and directors a defense. We will continue to employ such counsel in the instant matter. As of this date, no motions or responsive pleadings have been filed in this matter.

     We also tendered the prior matter to our insurance carriers for coverage of defense costs and other potential claims asserted by the plaintiffs. The plaintiff voluntarily dismissed the first matter before our carriers issued any opinion regarding coverage. We intend to submit the current matter to our carriers for a position on coverage for defense costs and other potential claims.

     We have not recorded a provision for these matters in our financial statements.

Item 2. Changes in Securities and Use Of Proceeds

     On June 23, 2001, we sold 10,833,333 shares of our Series F Senior Cumulative Redeemable Preferred Stock (“Preferred Stock”) at a price per share of $0.60 for an aggregate purchase price of $6.5 million. On August 1, 2001, we sold an additional 17,500,000 shares of Preferred Stock also at a price per share of $0.60 for an aggregate purchase price of $10.5 million. The investors consisted of General Atlantic Partners 74, L.P. (“GAP 74”), GapStar, LLC (“GapStar”), GAP Coinvestment Partners II, L.P. (“GAP Coinvestment”), International Capital Partners, Inc., Profit Sharing Trust, Sports Capital Partners, LP, Sports Capital Partners, Cayman Islands, L.P., Sports Capital Partners CEV, LLC, Ardara, Inc., and to Zesiger Capital Group, LLC, as agent and attorney-in-fact for certain other purchasers. We sold the shares in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arms’-length negotiated transaction.

     The Preferred Stock ranks senior to our Common Stock. If we pay cash dividends on our Common Stock, then the holders of Preferred Stock (“Preferred Holders”) will be entitled to share in such dividends on a pro rata basis as if their shares of Preferred Stock had been converted into Common Stock. In addition, the Preferred Holders will be paid cumulative dividends at an annual rate of (i) nine percent per annum of the Accreted Value (as defined below), over (ii) any cash dividends paid to the Preferred Holders in accordance with the immediately preceding sentence. Such dividends accrue and compound quarterly whether or not declared by our Board of Directors, and will be added to the Accreted Value on each such quarterly date. “Accreted Value” means $0.60 plus the amount of any dividends added thereto.

     Each share of Preferred Stock is convertible at the option of the Preferred Holders into shares of Common Stock at the conversion ratio equal to (i) the Accreted Value (plus any accrued and unpaid dividends) divided by (ii) $0.60, subject to adjustment as provided under the antidilution adjustments described below (the “Conversion Price”). Initially, each share of Preferred Stock was convertible into one share of Common Stock. However, as a result of our recent 1-for-8 reverse stock split, each eight shares of Preferred Stock are now convertible into one share of Common Stock.

     We have the right to redeem the Preferred Stock as follows:

(iv) If on any date after June 23, 2003, but prior to June 23, 2004, the volume-weighted average trading price of our Common Stock, as reported on the Nasdaq NMS or other major exchange on which our stock trades, for the ninety consecutive trading days immediately preceding the date in question (the “Average Trading Price”), equals or exceeds 200% of the Conversion Price, we will have the right to redeem in cash all, but not less than all, outstanding shares of Preferred Stock at the following redemption price per share (the “Redemption Price”): the greater of (a) the Accreted Value of the Preferred Stock on such date, plus all accrued and unpaid dividends up to such date or (b) the volume-weighted average trading price per share of our Common Stock for the twenty consecutive trading days immediately prior to the redemption date multiplied by the number of shares of Common Stock into which the Preferred Stock is convertible on such date;

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

     As long as GAP 74, GAP Coinvestment and GapStar and/or any of their affiliates own at least a majority of the outstanding shares of Preferred Stock, the Preferred Holders, voting as a separate class, have the right to elect two members of our Board of Directors. In addition, if GAP 74, GAP Coinvestment and GapStar and/or any of their affiliates together own at least a majority of the outstanding shares of Preferred Stock, then the Preferred Holders, voting as a separate class, are entitled to elect one additional member of our Board of Directors.

     The holders of Preferred Stock are entitled to customary antidilution rights including, adjustments for stock splits, stock dividends and other structural changes. In addition, if we issue Common Stock (or securities convertible into or exchangeable for our Common Stock) at a price per share (“New Issue Price”) less than the Conversion Price then in effect, the Conversion Price will be adjusted to equal the New Issue Price.

     Under a Registration Rights Agreement, entered into among the investors and us, GAP 74, GAP Coinvestment and GapStar as a group have one demand registration right for an underwritten offering, and all of the investors have customary “piggy-back” and “shelf” registration rights in both primary and secondary offerings. In addition, the investors have additional demand registration rights if less than 75% of their shares are sold.

     Proceeds from the sale of the Preferred Stock are being used to fund our working capital needs.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Forms 8-K

     (a) Exhibits

           3.1   Certificate of Amendment of Amended and Restated Certificate of Incorporation of Tickets.com, Inc.

     (b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Tickets.com, Inc. (Registrant)

Dated: November 13, 2001	/s/ W. THOMAS GIMPLE W. Thomas Gimple Co-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ERIC P. BAUER Eric P. Bauer Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Tickets.com, Inc.