Form 10-K405
period 2001-12-31
TICKETS COM INC
filed 2002-04-01
CIK 1038083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to ______________

Commission File Number 000-27893

TICKETS.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	06-1424841 (I.R.S. Employer Identification No.)

555 Anton Boulevard, 11th Floor
Costa Mesa, California 92626
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (714) 327-5400
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.000225 Par Value
(Title of Each Class)
The Nasdaq National Market
(Name of each exchange on which registered)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2002 the approximate aggregate market value of voting common stock held by non-affiliates of the registrant was $17,893,031 (based upon the closing price for shares of the Registrant’s Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2002, there were approximately 7,545,705 shares of Common Stock outstanding.

i

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.5
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 4.6
EXHIBIT 4.8
EXHIBIT 10.2
EXHIBIT 10.9
EXHIBIT 10.19
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 23.1
EXHIBIT 99.1

TICKETS.COM, INC.

FORM 10-K ANNUAL REPORT

ii

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Various “forward-looking statements” have been made in this Form 10-K, including information incorporated herein by reference within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in Tickets.com, Inc.’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, Tickets.com, Inc., through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. These forward looking statements generally refer to future plans and performance, and are identified by the words “project,” “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “aim,” “will” or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to expectations as of the date on which they are made. Certain statements in this Form 10-K, including those relating to Tickets.com, Inc.’s expected results, its anticipated cash requirements and sources, integration of previous acquisitions and consolidating of software code lines, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors that may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, and the successful integration of previous acquisitions and consolidation of software code lines. These and other factors identified in this Form 10-K, including but not limited to the risk factors discussed herein and in Tickets.com, Inc.’s previously filed public documents, could affect the forward-looking statements contained herein and therein. Tickets.com, Inc. undertakes no obligation to update publicly or revise any forward-looking statements or explain the reasons why actual results may differ.

     The risks and uncertainties under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, among other things, should be considered in evaluating Tickets.com, Inc.’s prospects and future financial performance.

PART I

Item 1. Business

Overview

     Unless the context indicates otherwise, when we refer to “Tickets.com,” “we,” “us”, “our” or the “Company” in this Form 10-K, we are referring to Tickets.com, Inc. and its subsidiaries on a consolidated basis.

     We are a leading business-to-business ticketing solutions provider. As an infrastructure enabler and a systems and services provider, we facilitate the sale of tickets for venues and entertainment organizations with proprietary and cutting edge software, through an integrated distribution network that includes the Internet, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of venue and entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia, Latin America and Asia. We recently completed serving as the official ticket supplier to the 2002 Olympic Winter Games and we are currently the official online ticketing solutions provider for MLB Advanced Media, LP, the interactive media subsidiary of Major League Baseball. Our clients range from performing arts centers such as Carnegie Hall, The John F. Kennedy Center for the Performing Arts, The Lincoln Center for Performing Arts, London Philharmonic Orchestra and the Royal Albert Hall, to athletic teams such as the San Francisco Giants, the Chicago Cubs, the Oakland Raiders and the Cincinnati Reds. We also provide ticketing solutions and services to large arenas such as the Greensboro Coliseum, Myriad Convention Center, the Marine Midland Arena, and the Oakland Coliseum, as well as live entertainment and special interest venues such as the 9:30 Club and Las Vegas Motor Speedway. Additionally, we sell tickets directly to consumers via our web site (www.tickets.com), which also provides information on virtually all events and entertainment organizations.

     Unlike many other ticket sellers, our automated ticketing solutions offer the benefits of both outsourcing services and in-house systems to venue and entertainment organizations. The flexible, open structure of our outsourcing services contrasts with the closed, proprietary systems of other ticket sellers that generally require the use of their full services as a condition to participating in their distribution network. As an outsourcing service, we offer a wide range of ticketing services, including ticketing inventory control, patron data management, and ticket sales through our online and traditional distribution network. As an in-house systems provider, we offer a variety of specially tailored, in-house systems, from general admission systems for amusement parks to highly sophisticated, multi-module systems for the world’s leading performing arts centers and arenas. All of our in-house system products are scalable meaning that they may be adaptable for both low and high volume transactions in addition to users with simple to complex ticketing needs. By using the Internet, advanced data communications technology and standardized open interfaces that connect our sales and distribution network to our in-house systems, we also offer entertainment organizations real-time Internet ticketing capabilities through their own private label web site or our web site.

     Tickets.com, Inc. was incorporated in Delaware in January 1995 as The Entertainment Express, Inc. We commenced business operations in May 1996. In December 1996 we changed our name to Advantix, Inc., and in May 1999 we changed our name to Tickets.com, Inc.

Business Segments

     At the end of the second quarter of fiscal 2000, we redirected the business strategy to focus on our core ticketing business. This strategy entailed taking advantage of the efficiencies of the Internet while emphasizing the relationship with our clients rather than directly with consumers. The plan reflected a shift from the internet portal strategy to one which targeted consumers through our venue customers by leveraging their brands rather than that of Tickets.com. The business segment information for 1999 has been reclassified to reflect this change in strategy.

     Our operations are organized into four reportable operating segments: Ticketing Services Group, Internet Ticketing Group, International Group and Other. Financial information about each segment for the fiscal years ended December 31, 2001, 2000, and 1999 are included in Item 8 of this Form 10-K “Financial Statements and Supplementary Data”.

     The following table sets forth our revenue from our different operating segments:

	Year Ended December 31

	2001		2000		1999

	(Dollars in Thousands)
Ticketing Services Group	$31,483	56.1%	$32,724	55.8%	$27,290	59.4%
Internet Ticketing Group	18,133	32.3%	17,308	29.5%	11,164	24.3%
International Group	5,218	9.3%	6,340	10.8%	4,617	10.1%
Other	1,297	2.3%	2,298	3.9%	2,846	6.2%

	$56,131	100.0%	$58,670	100.0%	$45,917	100.0%

Ticketing Services Group

     Through our Ticketing Services Group (“TSG”), we offer integrated ticket sales and distribution capabilities on an outsourced basis designed to meet the needs of a variety of entertainment organizations, from the general admission needs of fairs and parks to the highly sophisticated, high-capacity reserved seating needs of large performing arts centers, stadiums and arenas. Entertainment organizations that produce high-demand marquee events, such as large concert promoters, often require the broad sales and distribution capabilities that we provide. Some entertainment organizations rely on our infrastructure and products as their in-house systems and purchase and maintain their own computer and communications equipment. These organizations typically rely on us to store certain necessary data on our computer equipment and to provide them with access to that information through terminals at their box offices.

     We primarily generate our revenue from service fees charged directly to consumers who purchase tickets through the Internet, call centers, interactive voice response systems and retail outlets. In addition, we charge a per order handling fee to consumers for tickets that are purchased through a distribution channel other than our retail outlets. The sale of tickets for an event often commences several months prior to the scheduled date of the event. TSG revenues relating to these sales are recognized when the tickets are sold. The amount of the service fees we charge varies from client to client, depending upon a number of factors, including the nature of the services to be rendered, the equipment to be installed, the amount of advertising and promotional allowances provided, the type of event and the distribution channels used. The service fee for each client is determined by us and our clients through arms-length negotiations during the contract process. The contract terms are usually on a long-term basis.

     Cost of services associated with TSG revenue generally relate to the distribution and delivery of tickets. These expenses include call centers, distribution payroll, telecommunications, data communications, and commissions paid on tickets distributed through our retail outlets.

Internet Ticketing Group

     Many of our software licensees, such as performing arts centers, prefer to manage their ticket sales in-house through software products licensed by our Internet Ticketing Group (“ITG”). This service offered to our software licensees allows our clients to control the level of service offered to, and gather relevant information about, their customers. These entertainment organizations can use consumer information to address their often-complex season and subscription ticketing needs and develop marketing programs to target audiences for specific events. For these types of organizations, a single ticket purchaser has the potential to be upgraded to a season ticket holder, a subscription holder or ultimately a fund raising patron. Without the data-capture features and functionalities that our software offers, this would be difficult to achieve. Under these arrangements, our clients license our in-house systems and purchase maintenance and other support services. Our maintenance and support contracts have terms ranging from one to five years and typically have automatic one-year renewals. Although we have fewer than 2,000 clients, many of these individual clients have multiple venues and organizations within their structure.

     Through the ITG, installed database, we have the ability to enable our software licensees to sell tickets over the Internet through our proprietary ticketing network. Our technology allows our licensees to utilize our ticketing systems to sell their tickets over the Internet, either on their own private label web site or through our Tickets.com branded website. In these instances, we generate revenues on a per ticket basis, in addition to licensing and recurring support revenues.

     Cost of services associated with ITG revenue primarily includes costs related to the installation and support of our in-house systems, mainly consisting of payroll and travel, and related costs of hardware and software that is resold to licensees.

International Group

     Our International Group is responsible for all activities outside the US and Canada, with offices in the UK, Australia, Netherlands and Germany. In addition, we have joint venture operations in Greece, Hong Kong and India, and distribution partnerships in Italy, Malaysia, New Zealand and Singapore. Our software is in use by over 1,000 organizations in over 20 countries around the world outside the US, and is available in seven different languages. We provide multi-lingual support from our local offices, enabling our venue based clients to control their ticketing, marketing and CRM operations, in order to increase revenues, audiences and customer loyalty. The systems offered by the International Group are Internet enabled, with ‘private label’ solutions delivering ticket sales from venues’ own web sites. We drive city and country wide networks around the globe, enabling sales from hundreds of outlets to all connected venues.

     We generate revenues through license fees, annual support fees, per ticket fees for network and internet traffic and through management fees. Our maintenance and support contracts have periods ranging from one to fifteen years, and typically contain one-year automatic renewals.

     Cost of services associated with the International Group revenue primarily includes costs related to the installation and support of our in-house systems, mainly consisting of payroll and travel, and related costs of hardware and software that is resold to licensees.

Transaction Application Gateway

     In addition to our family of in-house systems, our proprietary ticketing technologies include our system-to-system interface, Transaction Application Gateway (“TAG”). TAG is a specialized software system that connects a variety of clients’ ticketing systems to our system and our database through standard interfaces. We have developed TAG to achieve the standardization and scalability needed to simultaneously sell tickets for multiple entertainment organizations, independent of the ticketing system used by those organizations. TAG is capable of facilitating interaction between various automated ticketing solutions on one end, and various sales and distribution points on the other end. We intend to enhance TAG to create a distributed network capable of selling and printing tickets at any connected location, for any entertainment organization that uses our software as a transactional middleware.

     Our system-to-system interface is designed to store and maintain current event and ticket availability information from a variety of individual ticketing servers. Transaction records are centrally stored on TAG and are written to the specific automated ticketing solution’s database to update inventory availability. In addition, our system-to-system interface can store and transmit to the corresponding ticketing server consumer information that can later be used for analysis and development of targeted marketing efforts by entertainment organizations. The open nature of the architecture of TAG also makes it possible to develop interfaces with a variety of sales and distribution channels, such as web sites, kiosks, interactive voice response applications, automated teller machines and WebTV.

Interactive Voice Response (“IVR”) Sales Channel

     We made significant enhancements to our IVR sales channel in 2001 and early 2002. The enhancements involve a platform shift from a legacy Conversant IVR system to an industry-leading Edify IVR platform. In addition to providing real-time seat locations and credit card processing, the integration of text to speech and voice recognition technology allow a fully automated ticket purchase with less intensive set-up work to allow events to be available for sale. The enhanced IVR services will allow the consumer to “speak and spell” name and address information, which is parsed and automatically transcribed to the database with no human intervention. Additionally, IVR allows us to use the enhanced technology of the Internet with the familiar and comfortable distribution channel similar to our call distribution center. To further increase consumer ease, we have subscription access to a national database that allows consumers to simply enter their unique 10-digit telephone number for name and address retrieval. In approximately 80% of these connections, our ticket database will be populated by the correct geographic information with no need to use the voice recognition aspect of the system. The upgraded IVR system will introduce the “shopping cart” concept, which allows the consumer to purchase more than one event per single phone call. We believe these enhancements will allow us to absorb high demands during critical onsale peak loads without increased payroll costs from having live agents processing ticket orders.

PASS3 for Windows ®

     In June 2001, we introduced PASS3 for Windows ®. PASS3 is a new version of our patron-based software that enables a wide range of our clients and entertainment organizations to manage their ticketing inventory, ticketing operations and patron information. PASS3 builds on our PASS product, a software system that is used by over 500 venues across the United States and internationally. PASS3 expands our original PASS software capabilities and simplifies its use with Windows® that replaces our previous DOS-based functions. PASS3 adds innovative new features that can provide an Internet connection and real-time ticket sales through our other ticketing software products.

Competition

     The market for automated ticketing solutions is intensely competitive, and we expect competition to increase in the future. We believe that the principal competitive factors that we must address include:

•	greater recognition of some of our competitors’ brand;

•	longer operating histories of some of our competitors;

•	the size of ticket inventories maintained by our competitors; and

•	greater financial and other resources available to our competitors.

     Our specific concerns include the following:

•	an inability to gain access to our competitors’ existing clients who may currently have lengthy contracts;

•	satisfy our current clients’ needs in order to retain such clients; and

•	difficulties associated with gaining national recognition, as well as penetrating specific regional clients.

     Although we believe that we compete favorably with respect to these factors, we expect we will be continually challenged by current competitors who may have significantly greater financial, marketing, customer service, distribution, technical and other competitive resources, as well as by new entrants into the industry. Our principal competitors include one large national provider of outsourcing services, smaller regional providers of outsourcing services, venue and entertainment organizations that operate and maintain in-house ticketing systems, software companies that license in-house systems and a variety of Internet competitors.

     We primarily compete with one national provider of online and offline automated ticketing solutions, Ticketmaster Corporation, which has operations in multiple locations throughout the United States and Europe. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry generally, and has greater financial and other resources than we do. We seek to distinguish ourselves from our competitors in the following ways, among others:

•	Controlling the event experience — Industry trends favor private event labeling. The venues and promoters want to control the consumer experience and capture all the related benefits. Through our state-of-the-art technology and private label solutions, we offer a multiple range of innovative operating solutions for our clients to drive ticket inventory.

•	Breadth of product offerings — We offer both ends of the ticketing spectrum from software licensing to full outsourcing solutions. With our multiple products, we can meet the specific needs of our clients by customizing our software to a particular requirement.

•	Flexibility and customization — We offer a suite of software products designed to service all types and size of clients. Additionally, we present our clients with the ability to customize the solution to meet their specific requirements.

•	Drive business to the internet — Increasingly consumers are finding the internet to be a preferable distribution channel to purchase tickets to events. In addition, venues are seeing the benefits of the internet in terms of distribution costs and data capture. Our products and infrastructure continue to take full advantage of these trends.

•	International expansion — We believe that the ticketing industries in many international regions, including Europe and Asia, are fragmented and underserved, and entertainment organizations are generally not bound by exclusive long-term contracts. By combining our software presence with a strong brand and distribution capability overseas, we can rapidly develop the international marketplace.

     Further, we believe we can distinguish ourselves through the versatility and functionality of our ticketing systems, as well as our ability to capture and manage data regarding ticketing transactions and consumer purchasing habits.

     On a regional level, we compete with smaller providers of outsourcing services that may have longer operating histories, greater name recognition and a broader established client base in the geographic areas in which they operate. We believe, however, that many regional providers of outsourcing services are at a competitive disadvantage because they have not developed their own ticketing software applications, have geographically restricted license arrangements with in-house systems providers, and, in some instances, are controlled by a major entertainment organization which may prevent them from contracting with that organization’s competitors.

     We also face competition from independent companies that license in-house systems to regional providers of outsourcing ticketing services and individual entertainment organizations. These companies may develop more effective in-house systems than we provide and could render our products obsolete.

     On the Internet, we compete with online ticketing companies, as well as online providers of entertainment information whose services overlap with ours. Because barriers to enter the Internet are relatively low, we may face competition from companies in other areas of e-commerce that can launch new web sites using commercially available software. These potential Internet competitors may have competitive advantages including strong brand recognition and an established presence on the Internet. Strategic relationships with other Internet portals may allow potential as well as existing competitors to expand their operations.

Intellectual Property and Proprietary Rights

     We regard our proprietary technology and other intellectual property as critical to our success. We rely on United States and foreign trademark, unfair competition, common law, trade secret and copyright laws to protect our technology and our brands. We also rely on confidentiality and/or license and other agreements with employees, customers and others to protect our proprietary rights. We have one important patent pending before the United States Patent and Trademark Office. Despite our efforts to control access to our proprietary information, it may be possible for a third party to copy, infringe or otherwise obtain and use our services, products, technologies or other intellectual property without authorization.

     We own the following U.S. service mark and trademark registrations: Advantix®, BASS Tickets®, PASS®, Prologue®, Protix®, Select Ticketing® and Ticketslive®. We have pending registrations with the US Patent and Trademark Office for Tickets.com™, and its logo design, Ticketing Gateway™, Tickets@Home™, 1.800.TICKETS™, Virtual Wristband™ and Infoanywhere™, among others. We also have final and pending registrations for the service mark Tickets.com® and its logo in many foreign countries.

     We have licensed in the past, and expect to license in the future, various proprietary rights, such as trademarks, service marks and copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of our brands, we cannot be certain that our licensees will not take actions that may materially adversely affect the value of our proprietary rights or reputation.

     Although we believe we have valid proprietary rights to all of our intellectual property, the possibility exists that other parties will assert infringement claims or claims related to our software, services or business practices. We could be subject to claims of alleged infringement as a result of our actions or the actions of our licensees. We could also be subject to claims of alleged trademark infringement by parties whose trademarks are similar to ours.

     Any litigation over intellectual property rights or business practices raises the possibility of substantial damages. Such litigation may also result in injunctive or other equitable relief that could block our ability to market or license our services and products in the United States or elsewhere. We could also lose the rights to technologies necessary to operate portions of our business. Moreover, sustained intellectual property litigation is costly and could adversely affect our operating results.

     Litigation may be necessary in the future to, among other things:

a)	Enforce our intellectual property rights;

b)	Protect our trade secrets;

c)	Determine the validity and scope of our proprietary rights and that of others; or

d)	Defend against claims of infringement or invalidity.

     Any litigation, regardless of the outcome, could result in substantial costs and diversion of managerial resources.

     We currently hold the Internet domain names “tickets.com,” “protix.com,” “bass-tix.com,” “1800tickets.com” “basstickets.com,” “fantastix.com” and others. In general, the acquisition and maintenance of domain names is regulated by the Internet Corporation for Assigned Names and Numbers (“ICANN”) and governmental laws and their designees.

Government Regulation

Ticket Sales

     Many states and municipalities have adopted statutes regulating the sale of tickets within their jurisdictions and requiring that ticket sellers obtain a license. We believe that we are not required to qualify to do business, as a ticket seller, in any state other than California, which does not require a license. One or more states or municipalities, however, could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction’s reseller statute.

     Government agencies or authorities also could argue that other state or local licensing or “ticket scalping” statutes apply to our activities. Some state and local regulations establish maximum service and handling fees on tickets for sporting and other entertainment events, which are subject to these regulations.

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

     For additional information and risks concerning possible future laws and regulations governing consumer rights and our use of information about Internet users, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results Of Operations — Forward Looking Information Regarding Revenue Growth and Execution of Our Business Plan — We May Become Subject To More Restrictive E-Commerce Regulation That Could Adversely Affect Our Ability To Increase Internet Sales and — We May Be Affected By Changes In Laws And Standards Relating To Data Collection And Use Practices And The Privacy Of Internet Users”.

Employees

     As of March 15, 2002, we had a total of 878 employees including 467 full-time and 411 part-time employees. The vast majority of our part-time employees serve as operators at our three call centers. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe our relationship with our employees to be good.

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

Item 2. Properties

     Our principal administrative offices total approximately 20,000 square feet and are located in Costa Mesa, California under a lease that expires on September 2005. As part of a restructuring plan in 2000, we consolidated our facilities and reduced the amount of space that we leased for this facility by approximately 20,000 square feet at the beginning of the second quarter of 2001. Our call distribution center in Concord, California is housed in an approximately 25,000 square-foot facility under a lease that expires in March 2007. Our call distribution center in Fairfax, Virginia is housed in an approximately 11,000 square-foot facility under an operating lease that expires in November 2005. Under our restructuring plan, we have consolidated a majority of our call distribution operations in Cleveland, Ohio, to our Fairfax, Virginia operations, reducing our facility needs in Cleveland, Ohio from approximately 13,000 square feet to 5,000 square feet. The Cleveland, Ohio lease expires May 2005. We also maintain other regional offices for technical development, sales and support services.

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

     We filed a motion to dismiss the Amended Complaint and on March 27, 2000, the Court dismissed four of the six claims in the Amended Complaint. Ticketmaster Corporation and Ticketmaster Online-CitySearch also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster pages. On August 10, 2000, the Court denied this motion.

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

     On February 27, 2002 the United States District Court, Central District of California, Western Division issued an order revising the framework within which to complete discovery and trial preparation. Based on the order, September 1, 2002 was established as the date for the completion of discovery and the trial dates was set for February 3, 2003. Discovery, including interrogatories, document production and depositions are ongoing as of this date.

     In June of 2001, we entered into a contingent fee agreement with our counsel providing that should we prevail in the litigation, our counsel may receive fifty percent of any recovery in exchange for a deferral of continuing legal fees.

     William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, we and certain of our current and former directors and officers were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. We have also been named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been limited activity in these cases to date.

     R4 Holdings, LLC, Hill International, Inc., vs. Tickets.com, Inc., et al. On November 7, 2001, We and certain of our officers, directors and investors, were served with a complaint seeking damages in an unspecified amount. The complaint generally alleges that plaintiffs, R4 Holdings, LLC (“R4”) and Hill International, Inc. (“Hill”), both under the direction and control of Irvin Richter, are founding shareholders of Tickets.com. The complaint further alleged that pursuant to their investment in us, the plaintiffs were parties to a stockholder agreement (and an amended and restated investors’ rights agreement with us, which entitled R4 to appoint two members to our board of directors. Pursuant to these agreements, R4 appointed Irvin Richter to our board. The complaint also stated that in contemplation of our planned initial public offering, and by virtue of the investors’ rights agreement, R4 and Hill executed lock-up agreements wherein they agreed to refrain from trading shares of our common stock for a period of one hundred and eighty (180) days following the date of the initial public offering. Subsequent to the execution of the lock-up agreement, the complaint alleged that the board declined R4’s nominee for its additional member to our board of directors, and ultimately caused Irvin Richter to be removed from the board prior to the initial public offering. The plaintiffs alleged that as a result of their loss of seats on the board, they were no longer bound by the terms of the lock-up agreement and further, that we fraudulently induced the plaintiffs into executing the lock up agreement. The complaint alleged that the members of our board conspired against the plaintiffs by: (i) inducing them to execute the lock-up agreement, (ii) causing Mr. Richter’s removal from the board, (iii) preventing the plaintiffs nominee to be appointed as a member of our board of directors, and (iv) from preventing the plaintiffs from being able to trade their shares of stock in Tickets.com at the time of the initial public offering.

     On March 22, 2002 the court granted our motion to dismiss this case on the basis of lack of personal jurisdiction against the individual defendants and forum non-conveniens, a jurisdiction doctrine applicable to us. As the case was not dismissed on its merits, it is possible that the plaintiffs will either appeal the decision or file this action in a more appropriate jurisdiction and continue to pursue their claim.

     NAP Venture Partners LLC ; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit seeks damages in an unspecified amount and asserts various causes of action including: breach of written contract, breach of the implied covenant of good faith and fair dealing, violation of the Unfair Competition Act and Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for, among other things, us to make an investment in the plaintiff, which was engaged in the development and construction of a new venue complex in Ohio, and a Ticketing Services Agreement providing for us to provide ticketing services to the venue once completed. All investments to be made by us were tied to certain construction milestones, to ensure that progress of the development was continuing. Following our first scheduled payment of funds, plaintiff returned all sums previously paid by us and sought to cancel the agreement, to which the we refused. This suit followed seeking, among other things, cancellation of the agreement.

Item 4. Submission of Matters to a Vote of Security Holders

     The holders of 17,500,000 shares of our Series F Preferred Stock, pursuant to an Action by Written Consent dated November 19, 2001, elected Thomas Heymann to serve on our Board of Directors for a term ending in 2002, or until his successor is duly elected and qualified. The same holders, pursuant to a Consent and Waiver, dated December 17, 2001, consented to the issuance of stock options under our 2001 Stock Option Plan and waived any adjustments to the conversion price of our Series F Preferred Stock which could otherwise result therefrom.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

     Our common stock is traded on The Nasdaq National Market under the symbol “TIXX.” The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for our common stock for the periods indicated, as restated to reflect a one-for-eight reverse stock split effected on July 23, 2001.

	High	Low

Fiscal 2001
Fourth quarter	$3.08	$1.50
Third quarter	$3.60	$1.50
Second quarter	$4.17	$2.24
First quarter	$6.75	$2.25
Fiscal 2000
Fourth quarter	$12.24	$1.04
Third quarter	$30.48	$7.52
Second quarter	$75.04	$18.00
First quarter	$152.00	$55.04

     On March 15, 2002, the closing sales price per share of our common stock, as reported on the Nasdaq National Market was $3.25. On March 15, 2002, there were approximately 226 holders of record of our Common Stock.

Dividend Policy

     We have not declared or paid any cash dividends on our common stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. In addition, the terms of our preferred stock restrict our ability to pay a dividend to the holders of our common stock and entitle the holders of our preferred stock to cumulative dividends of nine percent per year, compounding quarterly, which we may elect to pay in cash or shares of our common stock. See Recent Sales of Unregistered Securities below for a more detailed discussion of the terms of such dividends.

Recent Sales of Unregistered Securities

     On June 23, 2001, we sold 10,833,333 shares of our Series F Senior Cumulative Redeemable Convertible Preferred Stock (the “Series F Preferred Stock”) for $0.60 per share. The aggregate purchase price was $6.5 million. On August 1, 2001, we sold an additional 17,500,000 shares of Series F Preferred Stock for $0.60 per share. The aggregate purchase price was $10.5 million. The purchasers of the Series F Preferred Stock were General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC, International Capital Partners, Inc., Profit Sharing Trust, Sports Capital Partners, LP, Sports Capital Partners, Cayman Islands, L.P., Sports Capital Partners CEV, LLC, Ardara, Inc. and Zesiger Capital Group, LLC, as an agent for certain other purchasers. We sold the Series F Preferred Stock in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended. We relied upon the Rule 506 exemption because of the nature of the purchasers and the fact that the sale was an arms’ length negotiated transaction.

     The Series F Preferred Stock ranks senior to our Common Stock. If we pay dividends on our Common Stock then the holders of the Series F Preferred Stock will receive the same dividends as if their shares of Series F Preferred Stock were converted into Common Stock. In addition, we will pay cumulative dividends on the Series F Preferred Stock at the rate of nine percent per year of the Series F Accreted Value (as defined below), less any cash dividends paid to the holders of the Series F Preferred Stock because of a dividend paid on the Common Stock as described in the second sentence of this paragraph. The cumulative dividends accrue and compound quarterly whether or not declared by our Board of Directors. “Series F Accreted Value” means $0.60 plus the amount of any accrued dividends.

     Each share of Series F Preferred Stock is convertible at the option of the holders of the Series F Preferred Stock into shares of Common Stock at a conversion ratio equal to the Series F Accreted Value divided by $0.60, subject to antidilution adjustments as described below (the “Series F Conversion Price”). Initially, each share of Series F Preferred Stock was convertible into one share of Common Stock. However, as a result of the one-for-eight reverse stock split we effected July 23, 2001, each eight shares of Series F Preferred Stock became convertible into one share of Common Stock.

     We have the right (subject to the vote of the holders of the Series G Preferred Stock as described below) to redeem the Series F Preferred Stock as follows:

     (1)  If on any date after June 23, 2003, but prior to June 23, 2004, the average trading price of our Common Stock (as reported on Nasdaq or some other major stock exchange on which our stock then trades) for the ninety consecutive trading days immediately prior to the date in question (the “Average Trading Price”), is equal to or greater than 200% of the Series F Conversion Price, we will have the right to redeem in cash all, but not less than all, of the outstanding shares of the Series F Preferred Stock at a price per share (the “Redemption Price”) equal to the greater of (a) the Series F Accreted Value on such date or (b) the average trading price of our Common Stock for the twenty consecutive trading days immediately prior to the redemption date multiplied by the number of shares of our Common Stock into which the Series F Preferred Stock is then convertible.

     (2)  If on or after June 23, 2004, but prior to June 23, 2005, the Average Trading Price is equal to or greater than 250% of the Series F Conversion Price, we have the right to redeem in cash all outstanding shares of the Series F Preferred Stock at the Redemption Price.

     (3) If on or after June 23, 2005, but prior to June 23, 2006, the Average Trading Price is equal to or greater than 300% of the Series F Conversion Price, we have the right to redeem in cash all outstanding shares of Series F Preferred Stock at the Redemption Price.

     On June 23, 2006, each then outstanding share of Series F Preferred Stock will automatically convert into the right to receive a cash payment equal to the Redemption Price.

     Any holder of the Series F Preferred Stock may convert its shares of Series F Preferred Stock until we have paid the Redemption Price.

     In the event of our liquidation, dissolution or winding up, each holder of Series F Preferred Stock will be entitled to be paid for each share of Series F Preferred Stock an amount equal to the Series F Accreted Value (the “Series F Participation Payment”) and will receive the number of shares of our Common Stock to which such share of Series F Preferred Stock is convertible at such time.

     In the event of a merger or consolidation of us or a sale of our voting stock or our assets, each holder of Series F Preferred Stock will be paid for each share of Series F Preferred Stock an amount equal to the Series F Participation Payment and the Series F Preferred Stock will automatically convert into the number of shares of our Common Stock to which such share of Series F Preferred Stock is convertible at such time.

     The holders of the Series F Preferred Stock have the right to vote, on an as converted basis, on all matters that require a vote of the Common Stock. In addition, as long as at least fifty percent of the Series F Preferred Stock remains outstanding, the following actions require the approval of the holders of a majority of then outstanding Series F Preferred Stock: (i) any modification or amendment to the our Certificate of Incorporation or Bylaws that would affect the rights, preferences, powers and privileges of the Series F Preferred Stock; (ii) the issuance or authorization of any additional capital stock or options to acquire shares of capital stock or any increase or decrease in the authorized number of shares of Series F Preferred Stock; (iii) the redemption for cash of any capital stock that is junior or equal to the Series F Preferred Stock; (iv) the declaration or payment of any dividends or other distributions on any capital stock that is junior or equal to the Series F Preferred Stock; (v) a liquidation or any sale or merger; (vi) any action resulting in a deemed dividend under section 305 of the Internal Revenue Code; (vii) the assumption or issuance of debt in excess of $3.0 million; (viii) capital expenditures in excess of $1.5 million individually or $4.0 million in the aggregate during any twelve-month period, or $1.0 million not included in the annual operating budget; (ix) any material change in our accounting methods or policies; and (x) any change in the number of directors constituting the Board of Directors. As long as General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC or any of their affiliates own at least a majority of the outstanding shares of Series F Preferred Stock, the holders of the Series F Preferred Stock have the right to elect three directors of our Board of Directors.

     The holders of the Series F Preferred Stock are entitled to customary antidilution rights including, adjustments for stock splits, stock dividends and other structural changes. In addition, if we issue Common Stock (or securities convertible into or exchangeable for Common Stock) at a price per share (“New Issue Price”) less than the Series F Conversion Price then in effect, the Series F Conversion Price will be adjusted to equal the New Issue Price. Accordingly, because we sold the Series G Preferred Stock as described below at a price per share less than the Series F Conversion Price in effect at such time, the Series F Conversion Price has been accordingly adjusted to equal the New Issue Price. As of March 25, 2002, following the issuance of the Series G Preferred Stock, each 3.9 shares of Series F Preferred Stock became convertible into one share of our Common Stock.

     At the time of the sale of the Series F Preferred Stock, we and the purchasers entered into a registration rights agreement which gave the purchasers one demand registration right for an underwritten offering and customary “piggy-back” and “shelf” registration rights in both primary and secondary offerings. In connection with the sale of the Series G Preferred Stock we expect that we and the purchasers of the Series F Preferred Stock will enter into the new registration rights agreement as described below.

     On March 25, 2002, we sold 8,474,576 shares of our Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock (the “Series G Preferred Stock”). We also sold warrants (the “Warrants”) to purchase 1,800,000 shares of our Common Stock, at an exercise price of $2.36 per share. We received an aggregate purchase price of $20.0 million for the sale of the Series G Preferred Stock and the Warrants. The purchasers of the Series G Preferred Stock were General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC. On March 18, 2002, we filed a Form 8-K describing the transaction and the terms of the Series G Preferred Stock. We sold the Series G Preferred Stock and the Warrants in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended. We relied upon the Rule 506 exemption because of the nature of the purchasers and the fact that the sale was an arms’ length negotiated transaction.

     The Warrants are exercisable at any time by delivery to us of a duly executed exercise form and payment of the exercise price.

     The Series G Preferred Stock ranks senior to our Common Stock and the Series F Preferred Stock. If we pay dividends on our Common Stock then the holders of the Series G Preferred Stock will receive such dividends as if their shares of Series G Preferred Stock were converted into Common Stock. In addition, we will pay cumulative dividends on the Series G Preferred Stock at a rate of nine percent per year of the Series G Accreted Value (as defined below), minus any cash dividends paid to the holders of the Series G Preferred Stock because of a dividend paid on the Common Stock as described in the second sentence of this paragraph. The cumulative dividends will accrue and compound and quarterly whether or not declared by our Board of Directors. “Series G Accreted Value” means $2.36 plus the amount of any accrued and unpaid dividends.

     Each share of Series G Preferred Stock is convertible at the option of the holders of the Series G Preferred Stock into shares of Common Stock at a conversion ratio equal to the Series G Accreted Value divided by $2.36, subject to antidilution adjustments as described below (the “Series G Conversion Price”). In addition, if the holders of the Series G Preferred Stock convert the Series G Preferred Stock after March 25, 2004, such holders will receive an additional amount equal to the Series G Liquidation Payment (as defined below) for each shares of Series G Preferred Stock converted, payable at the election of a majority of the holders of the Series G Preferred Stock in either cash or shares of Common Stock. This additional amount is payable only with respect to a maximum of 2,824,858 shares if converted prior to March 25, 2005 and a maximum of 5,649,717 shares if converted prior to March 25, 2006.

     On March 25, 2007, we will automatically redeem all of the shares of Series G Preferred Stock in cash, at a redemption price per share equal to the greater of the Series G Liquidation Payment (as defined below) calculated on such date or the average trading price of one share of our Common Stock on each of the twenty consecutive trading days ending on and including the trading day prior to such date. In connection with the issuance of the issuance of the Series G Preferred Stock, we requested and received a waiver from Nasdaq of the stockholder approval requirements of Nasdaq Marketplace Risks 4350 and 4351.

     In the event of a merger or consolidation of us or a sale of our voting stock or our assets or our liquidation, dissolution or winding up, each holder of Series G Preferred Stock will be entitled to the following: (i) to be paid for each share of Series G Preferred Stock an amount equal to the Participation Factor (as hereinafter defined) times the Series G Accreted Value at the time of such event (such product, the “Series G Liquidation Payment”), and (ii) to receive the number of shares of our Common Stock to which such share of Series G Preferred Stock is convertible upon the closing of such event. “Participation Factor” means two, but will be reduced to one in the case of a merger or sale if the Participation Reduction Amount (as hereinafter defined) is greater than two times the Series G Conversion Price. “Participation Reduction Amount” means a fraction, (A) the numerator of which is the aggregate consideration paid to the holders of our capital stock in such sale or merger minus the aggregate Series G Accreted Value on the closing date of such sale or merger minus the amount of the Series F Participation Payment and (B) the denominator of which is the aggregate number of outstanding shares of Common Stock assuming the conversion of the Series G Preferred Stock, the Series F Preferred Stock and all other securities convertible into shares of Common Stock immediately prior to the closing date of such sale or merger.

     The holders of the Series G Preferred Stock have the right to vote, on an as converted basis, on all matters that require a vote of the Common Stock. In addition, the following actions require the approval of the holders of a majority of the outstanding Series G Preferred Stock: (i) any modification or amendment to our Certificate of Incorporation or Bylaws that would affect the rights, preferences, powers and privileges of the Series G Preferred Stock; (ii) the issuance or authorization of any additional capital stock or options to acquire shares of capital stock; (iii) the redemption for cash of any capital stock that is junior or equal to the Series G Preferred Stock; (iv) the declaration or payment of any dividends or other distributions on any capital stock that is junior or equal to the Series G Preferred Stock; (v) a liquidation or any sale or merger; (vi) any action resulting in a deemed dividend under section 305 of the Internal Revenue Code; (vii) the assumption or issuance of debt in excess of $3.0 million; (viii) capital expenditures in excess of $1.5 million individually or $4.0 million in the aggregate during any twelve-month period, or $1.0 million not included in the annual operating budget; (ix) any material change in our accounting methods or policies; and (x) any change in the number of directors constituting the Board of Directors. As long as General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC and/or any of their affiliates own at least a majority of the outstanding shares of Series G Preferred Stock, the holders of Series G Preferred Holders have the right to elect two directors of our Board of Directors.

     The holders of the Series G Preferred Stock are entitled to customary antidilution rights including, adjustments for stock splits, stock dividends and other structural changes. In addition, if we issue Common Stock (or securities convertible into or exchangeable for Common Stock) at a price per share (“New Issue Price”) less than the Series G Conversion Price then in effect, the Series G Conversion Price shall be adjusted to equal the New Issue Price.

     Under the Amended and Restated Registration Rights Agreement, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC have two demand registration rights for an underwritten offering, and the Series F Preferred Stock purchasers will have customary “piggy-back” registration rights in both primary and secondary offerings (i.e., a right to participate in registrations initiated by us or other of our stockholders).

Item 6. Selected Financial Data

Tickets.com, Inc.

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statements of operations data presented for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, and the consolidated balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our audited consolidated financial statements. The consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 and the consolidated balance sheets as of December 31, 2001 and 2000 are included elsewhere in this Form 10-K. The selected consolidated financial data for Tickets.com, Inc. and its subsidiaries includes the historical financial data for Bay Area Seating Service, Inc., ProTix, Inc., California Tickets.com, Inc., TicketsLive Corporation, dataCulture, Ltd., and Lasergate Systems, Inc. from the date each was acquired. Please be advised that historical results are not necessarily indicative of the results to be expected in the future.

Bay Area Seating Service, Inc. (Predecessor to Tickets.com, Inc.)

     The selected financial data for Bay Area Seating Service, Inc., which we acquired on September 26, 1997, are also included. Under the rules and regulations of the Securities and Exchange Commission, Bay Area Seating Service is deemed to be a predecessor of Tickets.com. The statement of operations data presented for the year ended March 31, 1997 and the selected balance sheet data as of March 31, 1997 are derived from Bay Area Seating Service’s audited financial statements, which were audited by Burr, Pilger & Mayer, Inc., Bay Area Seating Service’s independent public accountants. The statement of operations data for the period from April 1, 1997 to September 26, 1997, the date we acquired Bay Area Seating Service, are derived from the audited financial statements for that period and were audited by Arthur Andersen LLP, our independent public accountants.

Tickets.com, Inc. and Subsidiaries

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$56,131	$58,670	$45,917	$29,540	$11,647
Cost of services	32,136	37,651	30,100	18,706	8,413

Gross profit	23,995	21,019	15,817	10,834	3,234
Operating expenses	80,912	128,903	78,419	43,668	8,223

Loss from operations	(56,917)	(107,884)	(62,602)	(32,834)	(4,989)
Other income (expense) (a)	577	2,155	(915)	(2,027)	(1,110)

Net loss before extraordinary item	(56,340)	(105,729)	(63,517)	(34,861)	(6,099)
Extraordinary item (b)	—	—	(3,083)	—	—

Net loss	(56,340)	(105,729)	(66,600)	(34,861)	(6,099)
Preferred dividends	(705)	—	—	—	—
Accretion of preferred stock issuance costs	(137)	—	—	—	—

Net loss available to common shareholders	$(57,182)	$(105,729)	$(66,600)	$(34,861)	$(6,099)

Basic and diluted net loss per share before extraordinary item	$(7.70)	$(14.43)	$(27.05)	$(48.62)	$(9.38)
Basic and diluted net loss per share from extraordinary item	—	—	(1.31)	—	—

Basic and diluted net loss per share	$(7.70)	$(14.43)	$(28.36)	$(48.62)	$(9.38)

Weighted average common shares outstanding	7,426	7,327	2,348	717	650

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$84,417	$131,416	$235,780	$38,512	$47,922
Working capital (deficit)	3,698	24,976	92,318	(8,179)	(1,538)
Total long-term debt (d)	249	1,406	2,117	20,232	23,493
Redeemable common stock and warrants	—	—	—	4,506	3,599
Total stockholders’ equity (deficit) (c)	44,854	102,019	201,077	(11,929)	2,186

(a)	Other income (expenses) include principally interest expense, net of interest income, and to a lesser degree, minority interest and provision for income taxes.

(b)	The extraordinary item reflects the non-cash interest expense recorded related to the write-off of unamortized note discount in connection with the early retirement of approximately $14.1 million in long-term debt.

(c)	Subsequent to December 31, 2001, we issued 8,474,576 shares of our Series G Senior Cumulative Redeemable Participating Preferred Stock and Warrants to purchase 1,800,000 shares of our Common Stock for an aggregate purchase price of $20.0 million. See Item 5- Market for the Registrant’s Common Stock and Related Stockholder Matters- Recent Sales of Unregistered Securities.

(d)	Amounts classified as long-term debt consist of long-term debt and capital lease obligations, net of current portion.

Bay Area Seating Service, Inc. (Predecessor)

	April 1, 1997 To	Year Ended
	September 26, 1997	March 31, 1997

	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$10,858	$20,561
Cost of services	4,203	7,866

Gross profit	6,655	12,695
General and administrative expenses	6,301	12,212

Income from operations	354	483
Other income (expense), net(a)	261	356
Provision for income taxes	(211)	(278)

Net income	$404	$561

As of March 31, 1997

(In Thousands)
Consolidated Balance Sheet Data:
Total assets	$14,443
Working capital	749
Total long-term debt (b)	1
Retained earnings	2,407
Total shareholders’ equity	3,355

(a)	Other income (expense), net includes principally interest net of interest expense and other miscellaneous income and expenses.

(b)	Amounts classified as long-term debt consist of long-term debt and capital lease obligations, net of current portion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth actual operating results for the 2001, 2000, and 1999 periods as a percentage of revenue:

	Year Ended December 31,

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%
Cost of services	57.3%	64.2%	65.6%

Gross profit	42.7%	35.8%	34.4%

Operating expenses:
Sales and marketing	34.4%	67.2%	75.6%
Technology development	18.5%	23.7%	27.3%
General and administrative	47.0%	52.3%	40.4%
Amortization of intangibles	17.0%	16.7%	15.8%
Restructuring charge	(4.8)%	59.9%	—
Impairment of assets	32.0%	—	—
Purchased in-process research and development	—	—	11.6%

Total operating expenses	144.1%	219.7%	170.8%

Loss from operations	(101.4)%	(183.9)%	(136.3)%
Other income (expense):
Other expense	(0.5)%	(1.2)%	(6.4)%
Other income	1.3%	5.1%	4.8%
Minority interest	0.4%	—	(0.3)%

Total other income (expense), net	1.2%	3.9%	(1.9)%

Loss before provision for income taxes and extraordinary item	(100.2)%	(180.0)%	(138.3)%
Provision for income taxes	(0.2)%	(0.2)%	—

Net loss before extraordinary item	(100.4)%	(180.2)%	(138.3)%
Extraordinary item — loss on early retirement of debt	—	—	(6.7)%

Net loss	(100.4)%	(180.2)%	(145.0)%
Preferred dividends	(1.3)%	—	—
Accretion of issuance costs	(0.2)%	—	—

Net loss available to common stockholders	(101.9)%	(180.2)%	(145.0)%

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

Overview

     We are a leading business-to-business ticketing solutions provider. As an infrastructure enabler and a systems and services provider, we facilitate the sale of tickets for venues and entertainment organizations with proprietary and cutting edge software, through an integrated distribution network that includes the Internet, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-

commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia, Latin America and Asia.

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

1999 Acquisitions

     TicketStop, Inc. In March 1999, California Tickets.com purchased all of the outstanding common stock of TicketStop, Inc. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an initial cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $0.4 million, was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in an additional cash payment of approximately $0.4 million and an equal amount of additional goodwill. The operating results of TicketStop have been included in our consolidated financial statements from the date we acquired California Tickets.com.

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

     Lasergate Systems, Inc. In December 1999, we completed the acquisition of Lasergate Systems, Inc. The acquisition was accounted for as a purchase. The acquisition of Lasergate added a suite of products to our family of in-house systems, we additionally entered into a stock purchase agreement with RBB Bank AG, the majority shareholder of Lasergate, to purchase all of the outstanding shares of Lasergate stock held by RBB. The aggregate purchase price was $4.8 million consisting of $2.3 million in promissory notes, $1.7 million in Tickets.com common stock and $0.8 million in cash. The notes were incorporated as an element of the purchase price upon the close of the acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of Lasergate have been included in the consolidated financial statements from the date of acquisition.

2000 Acquisition

     CarrsTix. In June 2000, we completed the acquisition of CarrsTix from a subsidiary of Safeway, Inc. The aggregate purchase price was $1.1 million. This agreement allows us to provide service in Alaska and future access to Safeway stores in Washington, Montana and Idaho. The acquisition of CarrsTix added new client relationships including Alaska’s top venues, which are Alaska Center for Performing Arts, the 8,700-seat Sullivan Arena/Egan Center, the 6,500-seat Carlson Center and the University of Alaska, Anchorage. The operating results of CarrsTix have been included in our consolidated financial statements from the date of the acquisition.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

     Ticketing Services Group. Revenues from TSG decreased 3.7% to $31.5 million for the year ended December 31, 2001 from $32.7 million for the year ended December 31, 2000. This decrease was primarily due to the reduction in ticket sales volume from the postponement and cancellation of events following September 11, 2001 and the markedly lower attendance at those limited number of events that did take place, as well as the discontinuance of performer charity ticket auctions in May 2000. This decrease was partially offset by an increase in ticket sales volume earlier in the year associated with the increased number of high profile performances by groups such as Madonna, Backstreet Boys, Destiny’s Child, U2, Nsync, and the Dave Mathews Band, and the addition of three more full service Major League Baseball (“MLB”) clients. We expect TSG revenue to improve in 2002 as our number of clients increase and the effects of September 11 diminish.

     Internet Ticketing Group. Revenues from ITG increased 4.6% to $18.1 million for the year ended December 31, 2001 from $17.3 million for the year ended December 31, 2000. The increased revenue was primarily the result of our contract with Major League Baseball Advanced Media, LP (“MLBAM”) regarding Internet ticketing for MLB teams. Under the terms of that contract, we added 12 teams to our client portfolio during 2001. This increase in the number of teams for which we provide Internet ticketing services resulted in a higher volume of tickets sold. These increases were partially offset by a decrease in revenue of our third-party hardware sales, consulting fees, licence fees and our contract with the Salt Lake Olympic Committee (“SLOC”).

     Included in ITG’s revenue for the year ended December 31, 2001 was $1.9 million relating to the SLOC contract compared to $2.5 million for the year ended December 31, 2000, of which $0.9 million in 2001 and $1.3 million in 2000 related to the non-cash, barter portion of the SLOC agreement. The barter portion of the relationship relates to the marketing benefits that the Tickets.com brand receives with consumers due to our affiliation with the Olympic Games. The contract revenue is being recognized under the percentage of completion method.

     International. International revenues decreased 17.5% to $5.2 million for the year ended December 31, 2001 from $6.3 million for the year ended December 31, 2000. The decrease reflects a drop in software license fee revenue and third party hardware sales revenue. Software license fee revenue has decreased largely due to the change in market conditions in the United Kingdom, resulting from the reduction in Government funding for cultural events, as well as increased competition in the International marketplace. The decrease in hardware sales is directly related to the decrease in software license fee revenue.

     Other. Other revenues decreased 43.5% to $1.3 million for the year ended December 31, 2001 from $2.3 million for the year ended December 31, 2000. Other revenues primarily relate to our marketing relationships with various vendors as well as advertising sales form our website. The decrease in other revenues from the prior year primarily relates to our change in strategy during 2000 to focus more on the client side of the business rather than our previous Internet portal strategy.

Cost of Services

     Ticketing Services Group. Cost of services for TSG decreased 18.1% to $21.2 million for the year ended December 31, 2001 from $25.9 million for the year ended December 31, 2000. As a percentage of TSG revenues, total cost of services for TSG decreased to 67.3% from 79.2%. The decrease was mainly attributable to successful implementation of cost reduction plans to contain our telecommunication and call center expenses; offset partially by the discontinuance of charity ticket auctions in May 2000 and our guarantee of ticket sales for the Wango Tango event in 2000. We have completed several initiatives, including the renegotiation of our telecommunications contract, consolidation of our credit card processing relationships and the completion of several call center enhancements that we expect to yield a positive impact on our gross margin. We believe that our infrastructure can be leveraged to take advantage of greater ticket volumes with minimal additional expenditure.

     Internet Ticketing Group. Cost of services for ITG increased 2.4% to $8.4 million for the year ended December 31, 2001 from $8.2 million for the year ended December 31, 2000. This increase was related to the growth in our license and support business, including services for SLOC. As a percentage of ITG revenue, cost of services decreased to 46.5% from 47.2%. This was primarily due to an increased efficiency in scheduling and executing system installations. In addition, a higher proportion of ITG revenues were generated from high margin on-line ticket sales resulting in improved gross margin for the ITG segment.

     International. Cost of services for International decreased 20.0% to $2.4 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000. As a percentage of International revenue, cost of services decreased to 45.6% from 47.5%. This decrease is a result of our efforts to streamline our operations and cost cutting efforts.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 51.0% to $19.3 million for the year ended December 31, 2001 from $39.4 million for the year ended December 31, 2000. As a percentage of total revenues, sales and marketing expenses decreased to 34.4% from 67.2%. This decrease is attributable to a number of factors. As a result of our $13.9 million write-off of our prepaid marketing relationship with Excite@Home in 2001, sales and marketing expenses no longer reflects the amortization for this prepaid marketing asset, which resulted in $5.2 million of the decrease. Additionally, a number of significant changes took place within our marketing organization beginning in 2000 and continuing into 2001 including a significant headcount reduction, decreased use of outside professional services and the termination of our relationship with an advertising agency. These changes were driven by our greater focus on leveraging our client’s brands thereby resulting in a significant reduction in spending to promote our own brand. We believe that, while there continue to be opportunities to reduce our sales and marketing expenses, the reduction in 2002, if any, will be significantly less in than that in 2001.

     Technology Development. Technology development expenses decreased 25.2% to $10.4 million for the year ended December 31, 2001 from $13.9 million for the year ended December 31, 2000. As a percentage of total revenues, technology development expenses decreased to 18.5% from 23.7%. This decrease was primarily the result of our reducing the number of software code-lines which we actively support. In early 2000, we actively sold up to 9 code-lines around the world. Following our restructure in 2000, we focused our efforts on three code-lines domestically and one additional code-line internationally. This consolidation allowed us to significantly reduce head count, as well as reducing our reliance on outside professional services.

     General and Administrative. General and administrative expenses decreased 14.0% to $26.4 million for the year ended December 31, 2001 from $30.7 million for the year ended December 31, 2000. As a percentage of total revenue, general and administrative expenses decreased to 47.1% from 52.3% in the prior year. This decrease relates primarily to our continuing focus on rationalizing of our cost structure and eliminating redundancies. Throughout 2001, we continued to reduce headcount and facilities. In addition, we entered into a contingency fee agreement with our counsel in the Ticketmaster litigation resulting in a decrease in legal fees associated with that litigation of approximately $0.9 million. This decrease was partially offset by a charge of $0.4 million for fees incurred from the termination of a proposed financing arrangement.

     Restructuring Charge. A restructuring charge of $35.1 million was recorded for the three months ended June 30, 2000 as a result of our board of directors approving a restructuring plan to be executed over a 15-month period. The plan redirected our business strategy, requiring a focus on our core ticketing business. This focus entailed taking advantage of the efficiencies of the Internet and targeting consumers through our venue customers by leveraging their brands rather than that of Tickets.com. This was partially accomplished through an emphasis on the clients’ website ahead of our own. This strategy was an exit from our original Internet ticketing portal strategy. The portal strategy relied on high cost branding efforts to drive high volume traffic to our www.tickets.com website which would in turn support other Internet related revenues such as web advertising, travel and merchandise sales. In addition, our software operations focused on consolidating the software code lines. Achieving our goals required an integration of all previous acquisitions, a reduction in workforce and a consolidation of offices including telephone sales centers. The total cost of the restructuring was $32.4 million, which resulted in an over accrual of restructuring costs of $2.5 million related to the consolidation of facilities and $0.2 million related to involuntary termination benefits. The total over accrual of $2.7 million was reversed in the quarter ended September 30, 2001.

     Impairment of Assets. In the first quarter of 2001, we recorded a charge of $18.0 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. We had determined the online marketing asset with Excite@Home would not be fully realized and was partially written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies, Encryptix and Campus Pipeline, of $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million. In the third quarter of 2001, Excite@Home filed for bankruptcy and we recorded an additional charge of $2.5 million for the impairment of our remaining marketing asset with Excite@Home.

     Total Other Income (Expense). Total other income (expense) consists principally of interest income and interest expense and minority interest. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 77.7% to $0.7 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000. The decrease is mainly due to lower cash balances that resulted from our cash used in operating and investing activities. Interest expense decreased 57.1% to $0.3 million for 2001 from $0.7 million in 2000. In December 2001, we acquired the remaining portion of a partnership in the Washington D.C. region. Therefore, the minority interest related to the partnership has been eliminated.

     Net Loss. For the year ended December 31, 2001, our net loss was $56.3 million or $7.70 diluted per share after adjusting for the one-for-eight reverse stock split effected July 23, 2001. For the year ended December 31, 2000, our net loss was $105.7 million or $14.43 per share, also adjusted for the reverse stock split. The decrease in the net loss was primarily due to:

•	Reversal of restructuring accrual of $2.7 million compared to $35 million charge in prior year;

•	Decreased cost of services for TSG and International of $5.3 million primarily from reduced telecommunication and call center expenses;

•	Decreased operating expenses, most significantly:

•	Decreased sales and marketing expenses of $20.1 million from reduced payroll and professional services and reduction in Excite prepaid marketing expenses;

•	Decreased technology development expenses of $3.5 million primarily from reduced payroll; and

•	Decreased general and administrative expenses of $4.3 million primarily from reduced payroll, elimination of facilities and decreased legal fees associated with Ticketmaster litigation.

•	These factors contributing to our decrease in net loss, were offset by the following factors:

•	Charge for impairment of assets of $18.0 million;

•	Decreased interest income of $2.3 million; and

•	Decreased TSG and International revenues of $2.3 million, primarily from reduced ticket volume following September 11.

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

     Internet Ticketing Group. Revenues from ITG increased 54.5% to $17.3 million for the year ended December 31, 2000 from $11.2 million for the year ended December 31, 1999. A full year of revenues from our 1999 acquisitions contributed approximately $3.2 million of the increase. The remaining increase was the result of increased ticket volume from our Internet enabled software licensees. Included in ITG’s revenue for the year ended December 31, 2000 was $1.3 million relating to the non-cash portion of the SLOC agreement.

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

Cost of Services

     Ticketing Services Group. Cost of services for TSG increased 30.2% to $25.9 million for the year ended December 31, 2000 from $19.9 million for the year ended December 31, 1999. As a percentage of TSG revenues, total cost of services for TSG increased to 79.2% from 72.9%. The increase was mainly attributable to costs related to charity ticket auctions, which primarily consist of the face value of the tickets and amounts due to the charitable organizations. Additionally, the increase was attributable to the cost of guaranteed tickets for the Wango Tango event. These costs were partially offset by a decline in our client’s share of service fees consistent with the decline of ticket volume related to the loss of a large Bay Area Seating Service client in December 1999.

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

     International. Cost of services for International increased 36.4% to $3.0 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. The increase was primarily caused by cost of services from our acquired subsidiary, dataCulture, in August 1999.

     Other. Other cost of services decreased 79.2% to $0.5 million for the year ended December 31, 2000 from $2.4 million for the year ended December 31, 1999. The decrease was consistent with the decrease in revenue due to our change in business strategy from an Internet portal.

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

     Technology Development. Technology development expenses increased 11.2% to $13.9 million for the year ended December 31, 2000, from $12.5 million for the year ended December 31, 1999. Of this increase, $0.7 million was related to technology development expenses from our acquired subsidiaries. As a percentage of total revenues, technology development expenses decreased to 23.7% from 27.3%. The decrease reflects our efforts to consolidate software code lines. The consolidation enables us to reduce costs as we support the development of fewer software products. We continue efforts to improve and expand our core ticketing system, and we expect a greater stabilization of our expenses and additional benefits from consolidation as we reduce our development efforts to a support function for a single ticketing system.

     General and Administrative. General and administrative expenses increased 65.9% to $30.7 million for the year ended December 31, 2000, from $18.5 million for the year ended December 31, 1999. As a percentage of total revenue, general and administrative expenses increased to 52.3% from 40.4% in the prior year. Approximately $3.6 million of the increase was due to an increase in professional services expenses, related to legal costs associated with our litigation with Ticketmaster, and a write-off of approximately $1.0 million of acquisition costs related to an abandoned merger with First Call International, Ltd., a United Kingdom ticketing services and software provider. Bad debt expenses contributed $1.7 million of the increase. Our 1999 acquisitions contributed approximately $1.6 million of additional administration costs from continuing multiple operations. The remainder of the increase was the result of payroll and related expenses, including travel, supplies, computer maintenance and telephone expenses representing investments in our managerial and administrative infrastructure to facilitate our growth, an increase in depreciation of $1.6 million, resulting from capital expenditures during 1999 and 2000, an increase in insurance and business taxes of $1.1 million, an increase in office rent and related expenses of $0.9 million, and an increase in accounting fees and professional fees for investor relations of $0.5 million. We anticipate general and administrative expenses to decline as we continue to integrate operations of our acquired subsidiaries, including consolidation of administration functions and reduction in office space.

     Amortization of Intangibles. Amortization of goodwill and intangibles increased 34.2% to $9.8 million for the year ended December 31, 2000 from $7.3 million for the year ended December 31, 1999. The increase was primarily due to the amortization of goodwill from acquisitions that occurred in 1999.

     Restructuring Charge. In connection with the new strategy, we recorded a restructuring charge of $35.1 million. The restructure charges comprise $30.7 million related to the write-off of certain intangible assets, $2.8 million related to the consolidation of facilities, $1.2 million of involuntary termination benefits and $0.4 million related to terminated contracts. The write-off of certain intangible assets represents a noncash impairment charge. Due to the abandonment of the ticketing portal strategy and the planned reduction in code lines, we determined certain intangible assets, related to the acquisitions of California Tickets.com and Lasergate Systems, Inc., met the test for impairment. Accordingly, we have reduced the carrying value of the related assets to their estimated fair value, determined based upon a discounted cash flow method. We also reviewed the estimated lives of certain of our assets that resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The impairment charge had no impact on our cash flows for the year ended December 31, 2000 or our ability to generate cash flows in the future. In conjunction with the review for impairment, the remaining estimated lives of some long-lived assets were shortened, offsetting the benefit to amortization expense of a reduced carrying value.

     Purchased In-Process Research and Development. The purchased in-process research and development charges recorded during the year ended December 31, 1999 were recorded in conjunction with the acquisitions of California Tickets.com and TicketsLive. The amounts recorded, $3.5 million for California Tickets.com and $1.8 million for TicketsLive, represented the estimated fair value related to incomplete projects reflecting the risk-adjusted cash flows and the state of completion. At the date of acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. TicketsLive was conducting development activities associated with the completion of the next generation of Select, TicketsLive’s automated ticketing system. The projects under development were to increase speed and expand functionality, flexibility and reporting. California Tickets.com was in the process of completing customization and development of its web site and transaction processing systems. Since we already had these systems in place, the projects, which were in varying stages of completion, were of no continuing value to us.

     Total Other Income (Expense). Total other income (expense) consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 36.4% to $3.0 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. The increase is mainly due to higher cash balances that resulted from our financing activities. Interest expense decreased 76.1% to $0.7 million for 2000 from $3.0 million in 1999, reflecting the reduction of our long-term debt in connection with our initial public offering in November 1999.

     Net Loss. For the year ended December 31, 2000, our net loss before extraordinary item was $105.7 million or $14.43 per share. For the year ended December 31, 1999, our net loss before extraordinary item was $63.5 million or $28.36 per share. The increase in the net loss before extraordinary item was primarily due to:

•	Restructuring charges of $35.1 million;

•	Increased operating expenses, most significantly:

•	Increased non-cash marketing expenses of $5.5 million;

•	Increased amortization and depreciation expenses of $5.0 million;

•	Personnel and related expenses of $5.3 million;

•	Advertising, public relations and trade show expenses of $7.1 million related to increased promotions and the development of our brand;

•	Professional services expenses — legal fees of $3.0 million; and

•	Abandoned acquisition costs of $1.0 million.

     These factors contributing to our increase in net loss before extraordinary item, were offset by the following factors:

•	An increase in total revenues in 2000, net of acquisitions, of $5.8 million and,

•	Increased net benefit of $3.1 million in other (income) expense; and

•	$5.3 million of purchased in-process research and development in the prior year second quarter;

•	$4.0 million of non-employee stock-based compensation.

     The decrease in the net loss per share reflects the increase in our basic and diluted weighted average shares of 7.3 million. This increase is due to the conversion of our preferred shares to 3.7 million shares of common and our initial public offering totaling 1.0 million shares that was completed in November 1999. The convertible preferred stock and other potentially dilutive securities (including stock options) were antidilutive and therefore excluded from the calculation of diluted loss per share.

Liquidity and Capital Resources

     Our cash and cash equivalents decreased by $11.1 million during 2001, from $19.9 million as of December 31, 2000 to $8.8 million as of December 31, 2001. The decrease resulted principally from net cash used in operating activities of $16.9 million, primarily reflecting the funding of losses before depreciation, amortization, restructuring charges, certain non-cash marketing expenses, and working capital. Cash also decreased as a result of purchases of property and equipment of $5.4 million, an increase in restricted cash of $2.5 million, and payments relating to capital leases of approximately $2.8 million. These decreases were partially offset by $17.0 million in gross proceeds received from our issuance of Series F Preferred Stock in June and August of 2001, as described under Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities.

     The deterioration in our operating results following September 11, combined with capital requirements to bring on-line several major new clients signed in the fourth quarter of 2001, created significant liquidity demands on us in early 2002. In addition, we believed there was an opportunity through additional capital investment in infrastructure and business expansion to enhance the Company’s longer term growth opportunities. To alleviate these liquidity demands and provide the funds necessary for further expansion, we raised additional gross proceeds of $20.0 million in March 2002 through the issuance of Series G Preferred Stock and warrants to purchase Common Stock, as described under Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters — Recent Sales of Unregistered Securities.

     We have incurred losses since our inception and, given our decision to continue to invest our capital in infrastructure and business expansion, we expect to continue to incur losses in the future. We also anticipate purchasing additional property and equipment during 2002. We currently have contractual commitments, principally lease obligations, advertising, and client marketing agreements, of approximately $8.5 million in 2002 and lesser amounts in the years thereafter. Further, we, and some of our current and former directors and officers, have been named in various legal complaints. We have tendered these matters to our insurance carriers for coverage of legal fees and costs incurred in connection with the defense of these matters, as well as for any potential liability found against us and any named officers and directors. Insurance coverage and the extent of coverage on these matters is subject to final determination by our insurance carriers and is subject to a deductible. Additionally, we have entered into a contingent fee arrangement with our legal counsel in the Ticketmaster action to mitigate our further expenditures on fees, although we will continue to bear significant costs associated with this litigation. Under the contingent fee arrangement, our legal counsel will be entitled to 50% of the recovery, if any, that we may receive in the Ticketmaster litigation.

     We believe that our existing cash and cash equivalents are sufficient to meet these needs and fund our operations for at least the next 12 months. However, while we do not expect a significant fall off in our revenue or related operating cash flows, due to the largely fixed nature of our infrastructure costs, such a fall off resulting from events such as further terrorist attacks, an extended major league baseball strike or lock out, the loss of major clients, or other causes, could result in our needing an additional capital infusion. In addition, our Series F Preferred Stock and Series G Preferred Stock accrue cumulative dividends at a rate of nine percent per year, compounding quarterly. While we will likely pay these dividends by issuing additional shares of our Common Stock, we may elect to pay them in cash. We are also obligated to redeem our Series F Preferred Stock and Series G Preferred Stock in 2006 and 2007, respectively, as described under Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters — Recent Sales of Unregistered Securities. We cannot assure you that we will have sufficient financial resources to make those redemption payments or be able to obtain replacement financing on those redemption dates. We also cannot assure you that if additional capital is required that it will be available on reasonable terms or at all. In addition, the holders of our Series F Preferred Stock and Series G Preferred Stock have the right to prevent us from incurring any further debt or issuing additional equity securities.

Critical Accounting Policies

     We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in Note 2, Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We continue to invest capital in our infrastructure and business expansion to obtain and develop new software and code line to enhance our ticketing inventory management and to offer customized products to our clients. Our intention is not to market and resell the specific software and code line, but to use it in the management of ticket inventory and processing. As of December 31, 2001, capitalized computer software costs were $2.3 million, net of accumulated amortization.

     Our capitalized costs are comprised of direct costs and allocated costs. Direct costs incurred include payments made to outside vendors for programming and internal direct labor. Common costs such as benefits are allocated based on direct labor dollars within a specific department and business unit. Further improvements and enhancements to the software and code line are expensed as incurred. Amortization for these assets is recorded on the straight-line method over the estimated useful lives of each individual product. We continue to review these assets for impairment by taking into consideration enhancements and other new products developed by us. Recoverability of the assets is measured by their future effectiveness for us and the anticipated expiration based on future code line. If such assets are considered to be impaired or superceded by new code line, the impairment is recognized and the value is written down to an appropriate fair market value. If it is determined that the utilization of the software or code line is less than originally estimated, then its life will be shortened and the amortization will be accelerated. There are many assumptions and estimates underlying the determination of an impairment event or loss. The assumptions and estimates include, but are not limited to, the continued usefulness of the asset and the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization and length of service the asset will be used. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

     Statements of Financial Accounting Standards (“SFAS”) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and SFAS No. 142, Goodwill and Other Intangible Assets. In connection with the adoption of SFAS No. 142, we will need to perform an impairment test of goodwill and other intangible assets in 2002. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with our existing business segments and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an allocation of goodwill to our business segments and then we will estimate the fair market value of the reporting business segment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable business segment and asset class for those assets subject to amortization and for those not subject to amortization. The process of evaluating goodwill for impairment involves the determination of the fair value of our business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for purchases are included in goodwill. As disclosed in the consolidated financial statements, we had goodwill in the amount of $40.5 million, net of accumulated amortization, at December 31, 2001. Through the end of 2001, goodwill was amortized on the straight-line method over a 10-year period. We performed an impairment test of goodwill as of December 31, 2001, which resulted in no impairment being identified. Inherent in such valuations, we must make certain judgments, estimates, and assumptions about our strategic plans with regard to our operations. There are many assumptions and estimates underlying the determination of an impairment event or loss. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations. Additionally, under the new guidelines of SFAS 142, the assessment of the recoverability of goodwill will be impacted if the fair market value does not exceed the carrying value. Adoption of this standard could produce a significant impairment in 2002.

Tax Matters

Net Operating Loss Carryforwards

     We incurred taxable losses for federal and state purposes for the years ended December 31, 2001, 2000 and 1999. Accordingly, we did not incur any federal income tax expense for those fiscal years other than the minimum required taxes for certain state and local jurisdictions. We are subject to minimum income taxes in various states for each corporate entity, which is reflected in the accompanying consolidated statements of operations.

     The significant components of our net deferred tax asset as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

	(In thousands)
Nondeductible reserves	$1,262	$(148)
Net operating loss carryforwards	71,695	51,023
Other	10,343	7,277
Valuation allowance	(83,300)	(58,152)

Deferred tax asset, net	$—	$—

     As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $215 million, which can be used to offset taxable income from operations through the year 2021. Additionally we had net operating loss carryforwards for California income tax purposes of approximately $56.9 million, which can be used to offset taxable income from operations through the year 2011.

     The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use a net operating losses may be limited as prescribed under Internal Revenue Code Section 382. Events which may cause limitations in the amount of net operating losses that we may use in any one-year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The issuance of our Series G Preferred Stock on March 25, 2002, may have triggered such an ownership change. Due to the complexities of the calculation, a determination has not been made at this time.

     A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will be realized. We have established a full valuation allowance on the aforementioned deferred tax asset due to the uncertainty of realization.

Non-Qualified Stock Options

     As of March 15, 2002, we had outstanding non-qualified stock options to purchase 1,292,586 shares issued to various employees, consultants and directors under our stock options plans. Each option entitles its holder to purchase a share of common stock at a weighted average exercise price of approximately $13.15. On exercise of an option, we will be entitled to an income tax deduction equal to the difference between the exercise price of the option and the then fair market value of the common stock. As the exercise of the options is at the sole discretion of the holder of the options, the timing of the corresponding income tax deduction is outside of our control.

Forward Looking Information Under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Act was designed to encourage companies to provide prospective information about them without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our plans, strategies, intentions, expectations and prospects contained throughout this document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward-looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

     We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. Our primary competitor on a national level is Ticketmaster Corporation, which has operations in multiple locations throughout the United States. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry and generally more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster Corporation. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the stages of developing a strong national presence.

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

     We Have Limited Experience In Offering E-Commerce Services To Consumers And May Not Be Able To Generate Substantial Revenues and Efficiencies From Internet Sales. We began online ticket sales in the third quarter of 1997. Historically, we have sold tickets primarily through retail stores and telephone sales centers. In order to generate substantial revenues and efficiencies from online ticket sales, we must continue to increase the number of clients who use our online ticketing services. These clients generally use software systems that do not enable ticket sales over the Internet without a specific software upgrade. We cannot guarantee continued acceptance of our clients to Internet enable their ticketing services.

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

     In the future, increased volume due to growth, if any, may require us to expend additional funds to expand and further upgrade our technology, transaction processing systems and network infrastructure. Any inability to add additional software and hardware on a timely basis to accommodate increased traffic on our web site may cause unanticipated system disruptions and result in slower response times. We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. Additionally, we may not carry sufficient business interruption insurance to compensate us for all of the possible losses that we may incur. In addition, our clients’ in-house systems also may be subject to failures and degradations that could interrupt ticket sales both through clients’ systems and on our web site. Unanticipated problems may cause a significant system outage or data loss, and result in the loss of clients.

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

     Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model. Since 1996, we have completed eleven acquisitions of companies with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales on the Internet and expanding our client base. We cannot be certain that we will be successful in increasing our Internet sales in future periods as well as increasing our client base. If we are not successful in these endeavors, our revenues will not grow in accordance with our business plan and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

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

     A Strike In Major League Baseball Or The Public Discussion Of A Possible Strike Could Materially Adversely Impact Our Revenue. Concern about the cancellation of baseball games as a result of a strike or lock out in Major League Baseball, the actual cancellation or postponement of individual baseball games or the ultimate cancellation or postponement of the entire baseball season, could significantly reduce our revenue. We generate fees from the sale of individual tickets and if events are either cancelled or alternatively, if consumers reduce their purchases in anticipation of a potential strike or lock out, those fees would be negatively impacted. If any of the above circumstances occur, we would see a reduction in our revenues from our various relationships with MLBAM and individual baseball teams with a commensurate erosion of our operating results.

     We Depend On Retail Stores To Reach Consumers, And If We Cannot Maintain These Relationships And Establish New Relationships, Our Ticket Sales May Be Adversely Affected. A portion of our ticket sales is generated through arrangements with retail stores. Our contracts with these retail stores are generally for a short-term, and subject to periodic negotiations regarding sales commissions, customer service and other matters. These stores cater to consumers who are likely to purchase tickets for sporting and entertainment events, and are attracted to other ticketing services. If we cannot maintain good retail relationships and continue to establish new relationships, our ability to reach consumers and generate sufficient ticket sales could be materially and adversely affected.

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

     As More Of Our Clients Use Our Online Services, We May Encounter Technological Difficulties That Could Impair Our Ability To Increase Online Revenues. In order for most of our clients to use our online ticketing capabilities, we must develop and install additional software to make their systems compatible with ours. This process can be difficult and we may encounter technological difficulties that may inhibit us from servicing our clients online, which may cause more of our clients to terminate or fail to renew their contract with us. Because we have a broad portfolio of in-house systems, we must either create separate Internet interfaces for each of these products or consolidate our in-house systems. We may experience difficulties in further consolidating our portfolio of in-house systems into a few comprehensive in-house systems and in developing links from our clients’ various software and hardware systems to our ticketing systems and databases. Due to these potential technological difficulties, some clients may be averse to change and may require a lengthy sales cycle before they will upgrade to Internet ticketing with our system.

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

     Our Licensees Could Diminish The Quality Of Our Brands And Adversely Affect Our Reputation. We have licensed in the past, and expect to license in the future, proprietary rights such as trademarked or copyrighted material to third parties. While we attempt to ensure that the quality of our brands are maintained by these licensees, we cannot be certain that these licensees will not take actions that might materially and adversely affect the value of our proprietary rights or reputation.

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

     If We Cannot Attract And Retain Qualified Personnel In A Cost Effective And Timely Manner, We May Not Be Able To Execute Our Growth Strategy. The significant growth of our business over the past three years due to our acquisition of 11 companies has placed substantial demands on our management and other personnel. Our future growth, if any, will depend in part on our ability to attract, motivate and retain skilled technical, sales and management personnel. Competition for these personnel is intense, and we expect it to increase. We cannot be certain that we will be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, a significant portion of our workforce is comprised of telephone sales representatives. We compete with telemarketing firms, among others, for skilled telephone sales personnel and sometimes must pay premium hourly wages to attract and retain them. In addition, their high turnover rate increases our recruiting and training costs. We cannot be certain that we will be able to continue to hire and retain qualified personnel to support our planned growth in a cost effective or timely manner. If we cannot, our ability to execute our growth strategy could be impaired.

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

     Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that we evaluate on a regular basis for impairment. Under SFAS No. 142, Goodwill and Other Intangibles, we will be required to test for impairment using estimated fair value of the reporting units as well as undiscounted cash flows. As of December 31, 2001, we had goodwill and other intangible assets of $40.5 million. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, an additional impairment charge would be taken, thereby significantly affecting our operating results.

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

     We Are Obligated To Redeem Our Preferred Stock In 2006 and 2007 And May Not Have Sufficient Financial Resources To Do So. We are obligated to redeem our Series F Preferred Stock and Series G Preferred Stock in 2006 and 2007, respectively. We do not currently have sufficient financial resources to make those redemption payments and we may not generate sufficient funds from our operations or be able to obtain replacement financing on reasonable terms, or at all, before such redemption dates.

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

Effect of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of

SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company’s existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. Goodwill amortization for the year ended December 31, 2001 was $8.1 million. In 2002, we would have expected the amortization of goodwill to remain consistent with that of 2001.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of a asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     We are not exposed to material market risks related to fluctuations in interest rates. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Some of our contracts and liabilities are payable in foreign currencies. Accordingly, we are subject to exposure from adverse movement in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and in Canada and denominated in their respective local currency.

Item 8. Financial Statements and Supplementary Data

     See the index included at “Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference in this Form 10-K is the information required by this Item 10 contained in the sections entitled “Election of Directors” and “Executive Compensation and Other Information” contained in our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 11. Executive Compensation

     Incorporated by reference in this Form 10-K is the information required by this Item 11 contained in the section entitled “Executive Compensation and Other Information” contained in our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated by reference in this Form 10-K is the information required by this Item 12 contained in the section entitled “Ownership of Securities” contained in our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference in this Form 10-K is the information required by this Item 13 contained in the section entitled “Related Party Transactions” contained in our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a)  Documents filed as part of this Report:

1.	FINANCIAL STATEMENTS
	“Financial Statements” are filed as part of this Form 10-K	F-1
2.	FINANCIAL STATEMENT SCHEDULES
	Schedule II — Valuation and Qualifying Accounts	E-1
All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.
3.	EXHIBITS
	An “Exhibit Index” is filed as part of this Form 10-K	E-2

(b)	Reports on Form 8-K:

1.	On March 18, 2002, we filed a Current Report on Form 8-K reporting under Items 1, 5 and 7, the execution of a stock purchase agreement by and among us and General Atlantic Partners 74 L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC providing for the sale by us of our Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock and warrants to purchase our Common Stock

2.	On March 29, 2002, we filed a current report on Form 8-K reporting under Items 1 and 7, the execution of a letter agreement with General Atlantic 74 L.P. providing for a loan to us of $1.0 million in exchange for a senior promissory note.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on the 26th day of March 2002.

TICKETS.COM, INC.

By:	/s/ RONALD BENSION

Name: Title:	Ronald Bension Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ W. THOMAS GIMPLE W. Thomas Gimple	Co-Chairman of the Board	March 26, 2002

/s/ C. IAN SYM-SMITH C. Ian Sym-Smith	Co-Chairman of the Board	March 26, 2002

/s/ RONALD BENSION Ronald Bension	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002

/s/ ERIC P. BAUER Eric P. Bauer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002

/s/ NICHOLAS E. SINACORI Nicholas E. Sinacori	Director	March 26, 2002

/s/ BRADEN R. KELLY Braden R. Kelly	Director	March 26, 2002

J. L. Davies	Director	March , 2002

/s/ THOMAS HEYMANN Thomas Heymann	Director	March 26, 2002

TICKETS.COM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tickets.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Tickets.com, Inc., formerly Advantix, Inc., (a Delaware Corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tickets.com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II as shown on page E-1 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Orange County, California
March 25, 2002

TICKETS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$8,779	$19,926
Restricted cash	2,552	100
Accounts receivable, net of allowances of $1,824 and $1,996	3,958	9,071
Note receivable	1,850	1,950
Prepaid expenses and other current assets	7,966	20,004

Total current assets	25,105	51,051
Property and equipment, net	14,517	16,920
Goodwill and intangible assets, net	40,504	48,604
Other assets	4,291	14,841

Total assets	$84,417	$131,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,320	$11,713
Accrued liabilities	4,660	8,970
Current portion of long-term debt and capital lease obligations	987	2,634
Deferred revenue and other current liabilities	3,440	2,758

Total current liabilities	21,407	26,075
Long-term debt and capital lease obligations, net of current portion	249	1,406
Other liabilities	701	1,589

Total liabilities	22,357	29,070
Minority interest	—	327
Commitments and Contingencies (Note 15)
Series F Senior Cumulative Redeemable Convertible Preferred Stock, $.000225 par value; 28,333 shares authorized, issued and outstanding in 2001, none in 2000, liquidation preference: $17,842	17,206	—
Stockholders’ equity:
Common stock, $.000225 par value; 225,000 shares authorized; 7,535 and 7,410 Shares issued and outstanding, 2001 and 2000, respectively	2	2
Additional paid-in capital	323,404	323,047
Accumulated deficit	(278,039)	(220,856)
Officer loan	(279)	—
Cumulative other comprehensive loss	(234)	(174)

Total stockholders’ equity	44,854	102,019

Total liabilities and stockholders’ equity	$84,417	$131,416

The accompanying notes are an integral part of these consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenue	$56,131	$58,670	$45,917
Cost of services	32,136	37,651	30,100

Gross profit	23,995	21,019	15,817

Operating expenses:
Sales and marketing	19,290	39,401	34,722
Technology development	10,408	13,901	12,548
General and administrative	26,385	30,678	18,541
Amortization of intangibles	9,546	9,799	7,268
Restructuring charge	(2,669)	35,124	—
Impairment of assets	17,952	—	—
Purchased in-process research and development	—	—	5,340

Total operating expenses	80,912	128,903	78,419

Loss from operations	(56,917)	(107,884)	(62,602)

Other income (expense):
Other income	722	2,988	2,209
Other expenses	(275)	(716)	(2,958)
Minority interest	241	(10)	(137)

Total other income (expense)	688	2,262	(886)

Loss before provision for income taxes and extraordinary item	(56,229)	(105,622)	(63,488)
Provision for income taxes	111	107	29

Net loss before extraordinary item	(56,340)	(105,729)	(63,517)
Extraordinary item — loss on early retirement of debt	—	—	(3,083)

Net loss	(56,340)	(105,729)	(66,600)
Preferred stock dividends	(705)	—	—
Accretion of preferred stock issuance costs	(137)	—	—

Net loss available to common shareholders	$(57,182)	$(105,729)	$(66,600)

Basic and diluted loss per share:
Net loss available to common shareholders before extraordinary item	$(7.70)	$(14.43)	$(27.05)
Net loss available to common shareholders from extraordinary item	—	—	(1.31)

Net loss available to common shareholders	$(7.70)	$(14.43)	$(28.36)

Weighted average common shares outstanding — basic and diluted	7,426	7,327	2,348

The accompanying notes are an integral part of these consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance, December 31, 1998	29,537	$—	791	$—	$36,862
Exercise of common stock options and warrants	—	—	236	—	1,204
Issuance of common stock warrants in connection with the acquisition of ProTix, Inc.	—	—	—	—	2,150
Issuance of Series D convertible preferred stock for cash, net of issuance costs	13,333	—	—	—	29,950
Issuance of stock in connection with the acquisition of California Tickets.com, Inc.	8,461	—	490	—	41,464
Issuance of Series E convertible preferred stock for cash, net of issuance costs	9,444	—	—	—	81,838
Issuance of common stock in connection with the acquisition of TicketsLive Corporation	—	—	448	—	21,323
Issuance of common stock in connection with the acquisition of Lasergate Systems, Inc. Series G preferred stock	—	—	38	—	1,349
Issuance of common stock in connection with the IPO, net of issuance costs	—	—	899	1	80,894
Reclassification of redeemable common stock and warrants in connection with the IPO	—	—	240	—	12,085
Issuance of common stock upon exercise of BASS warrants	—	—	118	—	894
Conversion of Hill A&E note payable to common stock	—	—	101	—	3,000
Release of common stock from escrow	—	—	72	—	—
Conversion of preferred shares to common stock in connection with the IPO	(60,775)	—	3,702	1	5
Deferred compensation with respect to employee stock options ,related to the acquisition of California Tickets.com, Inc.	—	—	—	—	423
Consulting expense recognized in connection with options and warrants issued to entertainment organizations	—	—	—	—	3,948
Preferred dividends payable	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Accretion on redeemable common stock and warrants	—	—	—	—	—
Net loss	—	—	—	—	—

Balance, December 31, 1999	—	—	7,135	2	317,389
Exercise of common stock options	—	—	120	—	2,178
Exercise of common stock warrants	—	—	19	—	134
Issuance of common stock in connection with the employee stock purchase plan	—	—	17	—	564
Deferred compensation with respect to employee stock options	—	—	—	—	(302)
Issuance of common stock upon exercise of ProTix warrants	—	—	42	—	—
Issuance of common stock upon exercise of Provident warrants	—	—	77	—	—
Expired Provident stock warrants	—	—	—	—	(863)
Issuance of warrants to MLBAM in connection with contract	—	—	—	—	4,100
Purchase accounting adjustment	—	—	—	—	(153)
Dividend declared by subsidiary	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net loss	—	—	—	—	—

Balance, December 31, 2000	—	—	7,410	2	323,047
Record preferred stock dividend and accretion of issuance costs	—	—	—	—	—
Issuance of common stock in connection with the employee stock options	—	—	1	—	1
Issuance of common stock in connection with the employee stock purchase plan	—	—	24	—	77
Issuance of common stock officer	—	—	100	—	279
Foreign currency translation	—	—	—	—	—
Net loss	—	—	—	—	—

Balance, December 31, 2001	—	$—	7,535	$2	$323,404

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Cumulative
			Other
	Deferred	Accumulated	Comprehensive	Officer
	Compensation	Deficit	Loss	Loan	Total

Balance, December 31, 1998	$—	$(48,792)	$—	$—	$(11,930)
Exercise of common stock options and warrants	—	—	—	—	1,204
Issuance of common stock warrants in connection with the acquisition of ProTix, Inc.	—	—	—	—	2,150
Issuance of Series D convertible preferred stock for cash, net of issuance costs	—	—	—	—	29,950
Issuance of stock in connection with the acquisition of California Tickets.com, Inc.	—	—	—	—	41,464
Issuance of Series E convertible preferred stock for cash, net of issuance costs	—	—	—	—	81,838
Issuance of common stock in connection with the acquisition of TicketsLive Corporation	—	—	—	—	21,323
Issuance of common stock in connection with the acquisition of Lasergate Systems, Inc. Series G preferred stock	—	—	—	—	1,349
Issuance of common stock in connection with the IPO, net of issuance costs	—	—	—	—	80,895
Reclassification of redeemable common stock and warrants in connection with the IPO	—	—	—	—	12,085
Issuance of common stock upon exercise of BASS warrants	—	—	—	—	894
Conversion of Hill A&E note payable to common stock	—	—	—	—	3,000
Release of common stock from escrow	—	—	—	—	—
Conversion of preferred shares to common stock in connection with the IPO	—	—	—	—	6
Deferred compensation with respect to employee stock options ,related to the acquisition of California Tickets.com, Inc.	(350)	—	—	—	73
Consulting expense recognized in connection with options and warrants issued to entertainment organizations	—	—	—	—	3,948
Preferred dividends payable	—	(105)	—	—	(105)
Foreign currency translation	—	—	(20)	—	(20)
Accretion on redeemable common stock and warrants	—	(447)	—	—	(447)
Net loss	—	(66,600)	—	—	(66,600)

Balance, December 31, 1999	(350)	(115,944)	(20)	—	201,077
Exercise of common stock options	—	—	—	—	2,178
Exercise of common stock warrants	—	—	—	—	134
Issuance of common stock in connection with the employee stock purchase plan	—	—	—	—	564
Deferred compensation with respect to employee stock options	350	—	—	—	48
Issuance of common stock upon exercise of ProTix warrants	—	—	—	—	—
Issuance of common stock upon exercise of Provident warrants	—	—	—	—	—
Expired Provident stock warrants	—	863	—	—	—
Issuance of warrants to MLBAM in connection with contract	—	—	—	—	4,100
Purchase accounting adjustment	—	12	—	—	(141)
Dividend declared by subsidiary	—	(58)	—	—	(58)
Foreign currency translation	—	—	(154)	—	(154)
Net loss	—	(105,729)	—	—	(105,729)

Balance, December 31, 2000	—	(220,856)	(174)	—	102,019
Record preferred stock dividend and accretion of issuance costs	—	(843)	—	—	(843)
Issuance of common stock in connection with the employee stock options	—	—	—	—	78
Issuance of common stock in connection with the employee stock purchase plan	—	—	—	—	—
Issuance of common stock in connection with 2001 stock option plan	—	—	—	(279)	—
Foreign currency translation	—	—	(60)	—	(60)
Net loss	—	(56,340)	—	—	(56,340)

Balance, December 31, 2001	$—	$(278,039)	$(234)	$(279)	$44,854

The accompanying notes are an integral part of these consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,340)	$(105,729)	$(66,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring charge	(2,669)	35,124	—
Impairment of assets	17,952	—	—
Purchased in-process research and development	—	—	5,340
Depreciation and amortization of intangibles	17,356	16,156	11,203
Bad debt expense	2,566	1,823	150
Minority interest	(327)	10	137
Noncash expenses	2,418	6,696	7,363
Changes in operating assets and liabilities:
Receivables	2,925	(5,120)	(3,270)
Prepaid expenses and other current assets	222	(1,234)	(13,819)
Other assets	—	(329)	(16,071)
Accounts payable	608	(6,559)	3,310
Accrued liabilities	(1,641)	(807)	(1,753)
Deferred revenue and other liabilities	5	(2,280)	1,950

Net cash used in operating activities	(16,925)	(62,249)	(72,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,407)	(9,555)	(4,703)
Purchase of long-term investment	—	(1,500)	—
(Increase) decrease in restricted cash	(2,452)	(100)	168
Acquisitions, net of cash acquired	—	(1,100)	(11,805)

Net cash used in investing activities	(7,859)	(12,255)	(16,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	2,318
Principal payments on long-term debt	(2,804)	(2,619)	(25,590)
Net proceeds from issuance of preferred stock	16,474	—	111,788
Net proceeds from issuance of common stock through an initial public offering	—	—	80,896
Officer loan	(279)	—	—
Proceeds from issuance of common stock, options and warrants	246	2,876	1,205

Net cash provided by financing activities	13,637	257	170,617

Net (decrease) increase in cash and cash equivalents	(11,147)	(74,247)	82,217
Cash and cash equivalents, beginning of year	19,926	94,173	11,956

Cash and cash equivalents, end of year	$8,779	$19,926	$94,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$253	$261	$2,603

Income taxes paid	$61	$4	$29

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations entered into for equipment	$—	$2,070	$918

Accretion on redeemable common stock warrants issued in connection with financing arrangements	$—	$—	$447

The following table outlines the assets acquired, liabilities assumed and cash paid:
Fair value of assets acquired	$—	$1,100	$94,448
Cash advances to acquired companies	—	—	6,980
Less:
Liabilities assumed	—	—	(16,702)
Promissory notes to sellers, net of discount	—	—	(1,606)
Preferred stock issued	—	—	(18,377)
Common stock issued	—	—	(45,761)
Redeemable common stock issued	—	—	(4,676)

Cash paid	—	1,100	14,306
Cash acquired	—	—	(2,501)

Cash paid, net of cash acquired	$—	$1,100	$11,805

The Company will satisfy its preferred dividend requirements by either the issuance of common stock or cash. Such accrued dividend requirements totaled approximately $0.7 million from the date of issuance of the preferred stock through December 31, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

1. Description of Business

     Tickets.com, Inc. (“Tickets.com”) and its wholly-owned subsidiaries Bay Area Seating Service, Inc. (“BASS”), ProTix, Inc. (“ProTix”), TicketsLive Corporation (“TicketsLive”), dataCulture, Ltd. (“dataCulture”) and Lasergate Systems, Inc. (“Lasergate”), collectively (the “Company”, “Tickets.com”, “we”, or “our”), is a leading business-to-business ticketing solutions provider. As an infrastructure enabler and a systems and services provider we facilitate the sale of tickets for venues and entertainment organizations with proprietary and cutting edge software, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations such as leading performing art centers, professional sport organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia, Latin America, and Asia.

     We were incorporated in Delaware in January 1995 as The Entertainment Express, Inc. We commenced business operations in May 1996. In December 1996, we changed our name to Advantix, Inc., and in May 1999, we changed our name to Tickets.com, Inc.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements and related notes include the accounts of Tickets.com, Inc. and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation. The results of operations of each acquired business have been consolidated for all periods subsequent to the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss

     Differences between net loss as reported and comprehensive loss are related to foreign currency translation adjustments. A reconciliation of comprehensive loss is as follows (in thousands):

	Year ended December 31,

	2001	2000

Net loss	$(56,340)	$(105,729)
Foreign currency translation adjustment	(60)	(154)

Comprehensive loss	$(56,400)	$(105,883)

Cash Equivalents

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

Restricted Cash

     Restricted cash consist primarily of various compensating balances at various banks. All compensating balances expire within 120 days, except for the requirement to renew $1.0 million every 90 days with our primary banking institution.

Concentration of Credit Risk

     We are subject to concentration of credit risk related to accounts receivable. Accounts receivable consists primarily of extended credit to corporate customers, credit card merchant processors and retail ticketing outlets. No client accounted for more than 6% of total net revenues during the years ended December 31, 2001, 2000, and 1999.

Note Receivable

     On September 30, 1999, we entered into a note with China Basin Ballpark Company LLC in connection with our ticketing services agreement with the San Francisco Giants. There is no interest rate associated with this note. This note matures on January 1, 2008. As of December 31, 2001 and 2000, the amount of unpaid principal outstanding on this note was $1.8 million and $2.0 million, respectively.

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

     Goodwill and Intangible Assets. Intangible assets consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, customer relationships, trade names, assembled workforce, and noncompete agreements. Goodwill represents the excess of cost over the fair value of net identified assets acquired in business combinations accounted for under the purchase method.

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

Revenue Recognition

     We primarily generate revenue from per ticket service fees charged directly to consumers who order tickets through our web site, call distribution centers, interactive voice response or retail outlets. In addition, we charge a handling fee to consumers for all tickets sold by us, other than through retail outlets. We recognize service fee and handling fee revenue from ticket sales at the time the sale is made. From time to time, we enter into contracts with clients whereby we pay a portion of the clients’ share of convenience fees up front. When this occurs, the up front fees are amortized against revenue over the period of the contract under the terms of the underlying contracts. Additionally, we may collect fees from the consumer on behalf of our clients and such fees are not recorded as revenue.

     Additionally, we generate revenue from license and support fees charged to licensees of our in-house systems products. Revenue is recognized on sales contracts when the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are resolved. Deferred revenue consists primarily of maintenance and support contracts which is recognized as it is earned over the term of the agreement.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

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

     In connection with two of our ticketing service agreements, we have made payments to the venues for certain exclusivity and other ticketing services rights granted over the term of the applicable agreement. We have, in the past, recorded these payments as prepaids and have amortized these payments to advertising expense over the term of the applicable contract. The unamortized balance of these payments is $4.0 million at December 31, 2001. In 2001, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” which changed the accounting for these types of payments. EITF Issue No. 00-22 requires that the amortization be recorded as reduction or offset to revenue. In connection with the adoption, we have recorded $0.5 million in fiscal year 2001 as an offset to revenue and were required to reclassify the amounts reported in prior periods. The impact in fiscal year 2000 was to reduce revenue by $0.5 million and the impact in 1999 was immaterial.

Cost of Services

     Cost of services includes expenses related to the distribution and delivery of tickets. These expenses include primarily payroll related to call centers and distribution personnel, telecommunications, data communications and commissions paid on tickets distributed through retail outlets.

     Additionally, cost of services includes costs related to the installation and support of our in-house systems, mainly consisting of payroll and travel services related costs, and the cost of hardware and software that we resell to our licensees.

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

Stock-based Compensation

     We have elected to follow the intrinsic value method of accounting for our employee stock options rather than the alternative fair value method. Compensation expense relative to our employee stock options is measured based on the intrinsic value of stock options at the date of grant and recognized over the vesting period of the option. The fair value method recognizes the fair value of stock options granted at the date of grant in earnings over the vesting period of the options. A pro forma disclosure of the impact of applying this fair value method is included in Note 17, “Employee Benefit Plans.”

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 requires that all business combinations and acquisitions be accounted for based on fair value of assets exchanged under the purchase method, separate recognition of intangible assets apart from goodwill when these assets meet certain criteria and additional disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We have adopted the provisions of SFAS No. 141 as of July 1, 2001.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company’s existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an allocation of goodwill to our business segments and then we estimate the fair market value of the reporting business segment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable business segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. Adoption could produce a significant impairment in 2002. Goodwill amortization for the year ended December 31, 2001 was $8.1 million. In 2002, we would have expected the amortization of goodwill to remain consistent with that of 2001.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of a asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

Reclassifications

     Certain reclassifications have been made to the account balances in 2000 and 1999 to be consistent with 2001 presentation.

3. Business Combinations

1999 Acquisitions

     TicketStop, Inc. In March 1999, California Tickets.com, Inc. purchased all of the outstanding common stock of TicketStop. The acquisition was accounted for as a purchase. The purchase was for cash consideration equaling approximately $2.3 million, consisting of an initial cash payment of $2.2 million. Additional consideration, in the form of a contingent cash payment of up to approximately $0.4 million was subject to TicketStop attaining a targeted number of active clients. In September 1999, California Tickets.com entered into an amendment with the shareholders of TicketStop whereby the parties agreed to remove the contingency behind the remaining cash payment, which resulted in an additional cash payment of approximately $0.4 million and an equal amount of additional goodwill. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of TicketStop have been included in the consolidated financial statements from the date we acquired California Tickets.com, Inc.

     TicketsLive Corporation. In April 1999, we completed the purchase of all the outstanding capital stock of TicketsLive Corporation. The acquisition was accounted for as a purchase. The purchase price equaled approximately $26.0 million, consisting of the issuance of 649,472 shares of our common stock. In addition, we assumed all of the outstanding options to purchase TicketsLive common stock by issuing to the holders of such options, options to purchase 72,750 shares of our common stock. During March 1999, we made a loan to TicketsLive of $1.0 million for general working capital purposes. This loan was incorporated as an element of the purchase price of TicketsLive upon the close of the acquisition. The acquisition of TicketsLive added a suite of in-house systems software products licensed in the United States, Europe and Australia, to its existing family of in-house systems. In addition, we acquired its system-to-system interface, the Transaction Application Gateway, which facilitates the ability to sell tickets on its web site from a variety of sources. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of TicketsLive Corporation have been included in the consolidated financial statements from the date of the acquisition.

     California Tickets.com, Inc. In April 1999, we completed the acquisition of California Tickets.com, Inc. (“CA Tickets.com”) and in May 1999 we changed the name of the company to Tickets.com, Inc. The acquisition was accounted for as a purchase. The purchase price equaled approximately $41.5 million, consisting of the issuance of 2,678,577, 5,782,241 and 3,928,386 shares of our Series A1 convertible preferred stock, Series C convertible preferred stock and common stock, valued at estimated fair value of $2.09, $2.21, and $4.50 per share, respectively. In addition, we assumed all of the outstanding options to purchase CA Tickets.com common stock by issuing to the holders of such options, options to purchase 188,418 shares of our common stock. The acquisition was accounted for as a purchase. In March 1999, we made a $3.7 million loan for general working capital purposes to CA Tickets.com, primarily to fund the purchase of TicketStop, Inc. This loan was incorporated as an element of the CA Tickets.com purchase price upon the close of the acquisition. The acquisition of CA Tickets.com added some of the most significant brand assets, including the web site address (www.tickets.com) as well as the 1-800-TICKETS telephone number. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of CA Tickets.com have been included in the consolidated financial statements from the date of the acquisition.

     dataCulture,Ltd. In August 1999, we purchased all of the outstanding capital stock of dataCulture, Ltd., a private limited company incorporated under the laws of England. The acquisition was accounted for as a purchase. The total purchase price was Pound Sterling 4.0 million, or the equivalent of approximately $6.5 million as of the acquisition date. The purchase price is payable Pound Sterling 3.0 million at the closing of the acquisition and Pound Sterling 1.0 million payable in 12 equal quarterly installments commencing December 31, 1999. The

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

acquisition of dataCulture added another product to the family of in-house systems, an expanded presence in the United Kingdom, and client relationships with several well-known entertainment organizations in the United Kingdom. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of dataCulture have been included in the consolidated financial statements from the date of the acquisition.

     Lasergate Systems, Inc. In December 1999, we completed the acquisition of Lasergate Systems, Inc. The acquisition was accounted for as a purchase. The acquisition of Lasergate added a suite of products to the family of in-house systems, we additionally entered into a stock purchase agreement with RBB Bank AG, the majority shareholder of Lasergate, to purchase all of the outstanding shares of Lasergate stock held by RBB. In June 1999 RBB sold us 5,700 shares of Lasergate preferred stock convertible into 24,818,217 shares of Lasergate common stock in exchange for 37,475 shares of Tickets.com common stock and $0.8 million. In December 1999, under the terms of the definitive agreement, we paid to the shareholders of record of Lasergate common stock, $0.10 per share for an aggregate amount of $1.7 million for 15,299,428 shares of common stock and other closing fees. Between June 1999 and December 1999, we made advances aggregating $2.3 million to Lasergate pursuant to various promissory notes. These loans were incorporated as an element of the purchase price upon the close of the acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of Lasergate have been included in the consolidated financial statements from the date of acquisition.

     Purchased In-Process Research and Development. The purchased in-process research and development charges recorded during the year ended December 31, 1999 were recorded in conjunction with the acquisitions of California Tickets.com and TicketsLive. The amounts recorded, $3.5 million for California Tickets.com and $1.8 million for TicketsLive, represented the estimated fair value related to incomplete projects reflecting the risk-adjusted cash flows and the state of completion. At the date of acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. TicketsLive was conducting development activities associated with the completion of the next generation of Select, TicketsLive’s automated ticketing system. The projects under development were to increase speed and expand functionality, flexibility and reporting. California Tickets.com was in the process of completing customization and development of its web site and transaction processing systems. Since we already had these systems in place, the projects, which were in varying stages of completion, were of no continuing value to us.

2000 Acquisition

     CarrsTix. In June 2000, the Company completed the acquisition of CarrsTix from a Safeway Subsidiary. The aggregate purchase price was $1.1 million. This agreement allows us to provide service in Alaska and future access to Safeway stores in Washington, Montana and Idaho. The acquisition of CarrsTix added new client relationships including Alaska’s top venues, which are Alaska Center for Performing Arts, the 8,700-seat Sullivan Arena/Egan Center, the 6,500-seat Carlson Center and the University of Alaska, Anchorage. Goodwill is amortized on a straight-line basis over its estimated useful life of 10 years. The operating results of CarrsTix have been included in the consolidated financial statements from the date of the acquisition. CarrsTix proforma information is immaterial.

     The following pro forma consolidated results of operations for the years ended December 31, 1999 assume that the 1998 acquisition of Protix and the 1999 acquisitions of Lasergate, dataCulture, TicketsLive and CA Tickets.com occurred as of January 1, 1998 (in thousands, except per share data):

	1999	1998

Pro forma revenues	$52,627	$51,991
Pro forma net loss	$(71,232)	$(59,073)
Pro forma basic and diluted loss per share	$(3.31)	$(4.07)

     In addition, the following pro forma consolidated results of operations for the year ended December 31, 1999 assumes that the ProTix and BASS acquisitions occurred as of January 1, 1998 (in thousands, except per share data):

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

1998

Pro forma revenues	$35,612
Pro forma net loss	$(36,526)
Pro forma basic and diluted loss per share	$(6.03)

     The pro forma results include interest expense on debt issued to finance the purchases and amortization expense of intangible assets resulting from the purchases. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of January 1, 1997 and 1998, nor are they indicative of future consolidated results.

     The estimated fair value of assets acquired and the liabilities assumed as of the date of the acquisitions are summarized as follows (in thousands):

	1999

	CA Tickets.com	TicketsLive	dataCulture	Lasergate

Fair value of identified assets acquired	$5,635	$3,825	$1,653	$512
Liabilities assumed	(7,212)	(4,867)	(439)	(4,184)
Goodwill at acquisition date	39,502	25,242	5,258	7,327
Purchased in-process research & development	3,540	1,800	—	—

Total consideration	$41,465	$26,000	$6,472	$3,655

4. Extraordinary Item

     In November 1999, we paid the balance of the outstanding debt with a senior lender, Provident Bank. A discount was recorded against the balance of the note based on the fair value of the warrants issued to Provident Bank on a periodic basis (see Note 16). The amount of the discount was being amortized on a monthly basis to interest expense. The amount of the discount that remained as of the date the outstanding debt was paid in full was $3.1 million, which was written off in full and reported as an extraordinary item for the quarter and year ended December 31, 1999.

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

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

certain long-lived assets which resulted in shortened lives and the acceleration of amortization expense for certain intangible assets. The remaining carrying value of goodwill related to CA Tickets.com, Inc. and Lasergate Systems, Inc. will be amortized over a three year period.

     As a result of the restructuring, the actual total cost was $32.4 million, which resulted in an over accrual of restructuring costs of $2.5 million related to the consolidation of facilities and $0.2 million related to involuntary termination benefits. The total over accrual of $2.7 million was reversed in the quarter ended September 30, 2001.

6. Impairment of Assets

     In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business and which have suffered other than a temporary decline in fair market value. We had determined the online marketing asset with Excite@Home would not be fully realized and was partially written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies, Encryptix and Campus Pipeline, of $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million. In the third quarter of 2001, Excite@Home filed for bankruptcy and we recorded an additional charge of $2.5 million for the impairment of our remaining marketing asset with Excite@Home.

7. Business Segment Reporting

     In conjunction with the restructure in 2000, we reorganized our operations into four reportable operating segments: Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. Segment performance measurement is based on operating income (loss) before other corporate expenses, amortization of intangibles, restructuring charge, interest income and expense and income taxes. Other corporate expenses principally consist of unallocated administrative support and technology functions. All inter-segment sales and cost of sales have been eliminated in the appropriate business segment. Assets are not allocated to specific products and accordingly cannot be reported by segment. The business segment information for the prior years has been reclassified.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

	For the Year Ended December 31,

	2001	2000	1999

	(In Thousands)
Revenue
TSG	$31,483	$32,724	$27,290
ITG	18,133	17,308	11,164
International	5,218	6,340	4,617
Other	1,297	2,298	2,846

Total Segment Revenues	56,131	58,670	45,917
Gross Profit
TSG	10,286	6,798	7,411
ITG	9,695	9,141	5,513
International	2,839	3,326	2,433
Other	1,175	1,754	460

Total Gross Profit	23,995	21,019	15,817
Operating income/(loss)
TSG	(5,014)	(13,386)	(7,298)
ITG	(313)	(846)	1,646
International	(380)	(2,247)	(3,617)
Other	1,115	(16,412)	(17,338)

Total Segment Operating Loss	(4,592)	(32,891)	(26,607)
Unallocated administrative support and technology functions	(27,496)	(30,070)	(23,387)
Amortization of intangibles	(9,546)	(9,799)	(7,268)
Restructuring charge	2,669	(35,124)	—
Impairment of assets	(17,952)	—	—
Purchased in-process research and development	—	—	(5,340)

Loss from operations	$(56,917)	$(107,884)	$(62,602)

8. Property and Equipment

     Property and equipment consisted of the following as of December 31, 2001 and 2000 (in thousands):

	Useful Lives	2001	2000

Computer equipment	3 years	$22,545	$21,474
Furniture and fixtures	3 years	6,245	3,581
Software	3 years	8,704	7,528
Leasehold improvements	3 - 5 years	1,529	1,184
Vehicles	3 years	105	126

		39,128	33,893
Less — accumulated depreciation and amortization		(24,611)	(16,973)

Property and equipment, net		$14,517	$16,920

     Total depreciation and amortization expense was $7.8 million, $6.4 million and $4.0 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

9. Goodwill and Intangible Assets

     Goodwill and intangible assets consisted of the following as of December 31, 2001 and 2000 (in thousands):

	Useful Lives	2001	2000

Goodwill	3 to 10 years	$38,724	$38,724
Existing technology	5 years	11,410	11,410
Customer relationships	10 years	7,541	7,541
Trade names	20 years	7,740	7,740
Assembled workforce	10 years	2,337	2,337

		67,752	67,752
Less — accumulated amortization		(27,248)	(19,148)

Goodwill and intangible assets, net		$40,504	$48,604

10. Other Assets

     Other assets consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Prepaids	$4,033	$13,067
Long-term deposits	258	—
Other	—	1,774

Total	$4,291	$14,841

11. Accounts Payable

     Accounts payable consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Accounts payable, clients	$8,672	$7,802
Accounts payable, other	3,648	3,911

Total	$12,320	$11,713

     Accounts payable, clients represents primarily contractual amounts due for tickets sold by us on behalf of the organizations that sponsor events.

12. Accrued Liabilities

     Accrued liabilities consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Payroll and payroll related	$2,990	$2,696
Accrued interest	22	28
Other	1,648	6,246

Total	$4,660	$8,970

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

13. Long-term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Installment payment agreement in connection with directors’ and officers’ liability insurance, bearing an interest rate of 7.52%, payable monthly, maturing June 30, 2002	$397	$1,150
Various capital lease obligations bearing interest ranging from 4.2% to 33.2%, payable in monthly installments totaling approximately $240, maturing at various dates from January 31, 2001 to September 30, 2003	839	2,890

	1,236	4,040
Less — current portion	(987)	(2,634)

	$249	$1,406

     Annual maturities of long-term debt and capital lease obligations for the years ending December 31, 2001 are as follows (in thousands):

Year Ending December 31:
2002	$987
2003	249

Total long-term debt and capital lease obligations as of December 31, 2001	$1,236

14. Income Taxes

     We incurred taxable losses for federal and state purposes for the years ended December 31, 2001, 2000, and 1999. Accordingly, we did not incur any federal income tax expense for those fiscal years other than the minimum required taxes for certain state and local jurisdictions. We are subject to minimum income taxes in various states for each corporate entity, which is reflected in the accompanying consolidated statements of operations.

     The significant components of our net deferred tax asset as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Nondeductible reserves	$1,262	$(148)
Net operating loss carryforwards	71,695	51,023
Other	10,343	7,277

	83,300	58,152
Valuation allowance	(83,300)	(58,152)

Deferred tax asset, net	$—	$—

     As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $215.0 million, which can be used to offset taxable income from operations through the year 2021. Additionally, we had net operating loss carryforwards for California income tax purposes of approximately $56.9 million, which can be used to offset taxable income from operations through the year 2011.

     The Internal Revenue Code of 1986 as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a Company’s ability to use

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

net operating losses may be limited as prescribed under Internal Revenue Code Section 382. Events which may cause limitations in the amount of the net operating losses that we may use in any one-year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

     A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a full valuation allowance on the aforementioned deferred tax asset due to the uncertainty of realization.

15. Commitments and Contingencies

Operating Leases

     We lease office space and equipment under various operating leases that expire at various dates through 2008. Total rent expense under these operating leases was approximately $3.0 million, $3.2 million and $2.6 million for the years ended December 31, 2001, 2000, and 1999 respectively. Future minimum rentals on these operating leases are as follows (in thousands):

Year Ending December 31:
2002	$3,037
2003	2,979
2004	2,745
2005	2,011
2006	682
Thereafter	384

$11,838

Operating Agreement With Excite@Home

     In connection with its investment in Tickets.com, (see Note 16) on August 4, 1999, Excite@Home entered into a letter of intent with us, providing for certain services to be performed by Excite and certain other services to be preformed by us. Under this agreement, we agreed to develop a co-branded section of the Excite web site and to integrate our event information and ticket purchasing capabilities on the co-branded page and other web sites of Excite affiliates. Pursuant to the letter of intent and in conjunction with the closing of the sale and issuance of 6,111,114 shares of Series E Convertible Preferred Stock in October 1999, we paid Excite $25.0 million for content, advertising and distribution, and agreed to pay other additional fees to Excite over a period of three years. In addition, under the agreement, we would receive a share of the revenue generated from the sale of advertising on the co-branded page and also receive the benefit of targeted email services from its affiliate, MatchLogic. On September 28, 2001 At-Home Corporation, together with its subsidiaries, Excite@Home, MatchLogic and others, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code which, in effect, suspended the terms of the agreement and our respective obligations to each other. The At-Home/Excite bankruptcy case remains pending.

Operating Agreement With Cox Interactive Media

     On August 4, 1999, we entered into a content and distribution agreement with Cox Interactive Media, which provided for certain development and content services to be provided by us, and other services to be provided by Cox to us. Under this agreement, we agreed to develop a co-branded page with event content and ticketing functionality for distribution to Cox City Sites through the Cox network, including distribution over the Excite broadband network. The agreement also provides that we will purchase a minimum of $13.5 million in advertising

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

from Cox over a period of five years and that we will receive a share of the revenue generated by the sale of advertising on the co-branded pages.

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

     On February 27, 2002 the United States District Court, Central District of California, Western Division issued an order revising the framework within which to complete discovery and trial preparation. Based on the order, September 1, 2002 was established as the date for the completion of discovery and the trial dates was set for February 3, 2003. Discovery, including interrogatories, document production and depositions are ongoing as of this date.

     In June of 2001, we entered into a contingent fee agreement with our counsel providing that should we prevail in the litigation, our counsel may receive fifty percent of any recovery in exchange for a deferral of continuing legal fees.

     William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, we and certain of our, current and former directors and officers were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. We have also been named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been limited activity in these cases to date.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

     R4 Holdings, LLC, Hill International, Inc., vs. Tickets.com, Inc., et al. On November 7, 2001, we, and certain of our officers, directors and investors, were served with a complaint seeking damages in an unspecified amount. The complaint generally alleges that plaintiffs, R4 Holdings, LLC (“R4”) and Hill International, Inc.(“Hill”), both under the direction and control of Irvin Richter, are founding shareholders of Tickets.com. The complaint further alleged that pursuant to their investment in us, the plaintiffs were parties to a stockholder agreement and an amended and restated investors’ rights agreement with us, which entitled R4 to appoint two members to our board of directors. Pursuant to these agreements, R4 appointed Irvin Richter to our board. The complaint also stated that in contemplation of our planned initial public offering, and by virtue of the investors’ rights agreement, R4 and Hill executed lock-up agreements wherein they agreed to refrain from trading shares of our common stock for a period of one hundred and eighty (180) days following the date of the initial public offering. Subsequent to the execution of the lock-up agreement, the complaint alleged that the board declined R4’s nominee for its additional member to our board of directors, and ultimately caused Irvin Richter to be removed from the board prior to the initial public offering. The plaintiffs alleged that as a result of their loss of seats on the board, they were no longer bound by the terms of the lock-up agreement and further, that we fraudulently induced the plaintiffs into executing the lock up agreement. The complaint alleged that the members of our board conspired against the plaintiffs by: (i) inducing them to execute the lock-up agreement, (ii) causing Mr. Richter’s removal from the board, (iii) from the plaintiffs nominee to be appointed as a member of our board of directors, and (iv) from preventing the plaintiffs from being able to trade their shares of stock in Tickets.com at the time of the initial public offering.

     On March 22, 2002 the court granted our motion to dismiss this case on the basis of lack of personal jurisdiction against the individual defendants and forum non-conveniens, a jurisdiction doctrine applicable to us. As the case was not dismissed on its merits, it is possible that the plaintiffs will either appeal the decision or file this action in a more appropriate jurisdiction and continue to pursue their claim.

     NAP Venture Partners LLC ; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit seeks damages in an unspecified amount and asserts various causes of action including: breach of written contract, breach of the implied covenant of good faith and fair dealing, violation of the Unfair Competition Act and Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for, among other things, us to make an investment in the plaintiff, which was engaged in the development and construction of a new venue complex in Ohio, and a Ticketing Services Agreement providing for us to provide ticketing services to the venue once completed. All investments to be made by us were tied to certain construction milestones, to ensure that progress of the development was continuing. Following the our first scheduled payment of funds, the plaintiff returned all sums previously paid by the us and sought to cancel the agreement, to which the we refused. This suit followed seeking, among other things, cancellation of the agreement.

     We believe these matters will not result in a material impact to our financial position or financial results, therefore, we have not recorded a provision for these matters in our consolidated financial statements.

Ticketing Service Agreements

     We have entered into agreements with terms from one to five years with clients to provide ticketing services. The terms of certain agreements require us to make aggregate minimum annual payments, payments based on the number of tickets sold or both for ticketing rights. Certain of these agreements require that we provide annual advertising allowances ranging from $5,000 to $25,000. In addition, certain agreements require our commitment to purchase agreed-upon seating for events at certain facilities. Also on occasion, we enter into marketing agreements with our clients. We will incur an expense of $2.2 million in the year ending December 31, 2002.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

Salt Lake Organizing Committee

     In December 1999, we entered into an agreement with the Salt Lake Organizing Committee (“SLOC”) to be the Official Ticketing Services Supplier for the 2002 Olympic and Paralympic Winter Games (“Games’). Under the terms of the agreement, we are the exclusive provider of ticketing services for the Games, including Internet, mail and telephone orders as well as the operation of the local and regional ticket retail outlets. Association with SLOC is expected to generate significant brand awareness for us via a specifically designed web site, advertising as an “official sponsor”, billboards during the Olympics, an onsite presence at the Games as well as online ticket advertising.

     We reached an agreement with SLOC that the ticketing services to be delivered by us are based on a fixed price contract, consisting of cash payments of $3.4 million and the consideration for the marketing rights to advertise as an official supplier of the Games. The estimated market value of this agreement is $6.5 million. In accordance with the requirements under APB Opinion 29, “Accounting for Nonmonetary Transactions” and EITF Issues 99-17, “Accounting for Advertising Barter Transactions”, the non-cash portion of this agreement represents a barter agreement. We recorded revenue of $1.9 million, $2.5 million, and $0.1 million for years ended December 31, 2001, 2000 and 1999, respectively. A non-cash advertising expense of $0.7 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively, relating to the barter portion of this transaction.

16. Stockholders’ Equity

     On August 4, 1999 we amended and restated our certificate of incorporation increasing the total number of authorized common shares to 225 million and increasing the total number of authorized preferred shares to 45 million.

Stock Split

     In November 1999, we effected a 1-for-2.25 reverse stock split for all common shares, options and warrants. All references in the accompanying consolidated financial statements to the number of common shares, warrants and options to purchase common shares, and the per share data were restated to reflect the effect of this action at that time. Par value of all common shares was changed to $0.000225 per share. The conversion rate to common of the preferred shares gives effect to the 1-for-2.25 split.

     On June 6, 2001, our board of directors approved a one-for-eight reverse stock split that was subsequently approved by our stockholders’ on July 11, 2001. All references in the accompanying condensed consolidated financial statements to the number of common shares and warrants and options to purchase common shares and per share data have been restated to reflect the effect of this action. Our convertible preferred stock was not subject to the split, however the conversion rate to common of the preferred shares gives effect to the one-for-eight reverse stock split.

Initial Public Offering

     In November 1999, we completed its IPO of our common stock $0.000225 par value per share for $100.00 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement Form S-1, that was declared effective on November 3, 1999. All 954,792 shares of common stock registered under the Registration Statement were sold. Of the shares sold, 55,556 were sold by a selling shareholder. Proceeds from the sale of those shares were not paid to us. The aggregate price of the offering registered and sold by us was $89.9 million. After deduction of underwriting fees and other offering costs, net proceeds to us were $80.9 million.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

Convertible Preferred Stock

     On May 1998, we issued 11,597,114 shares of Series C convertible preferred stock in a private placement to various investors at $1.75 per share, for net proceeds after stock issuance costs of $20.0 million.

     On March 22, 1999, we issued 9,477,655 shares of Series D convertible preferred stock in a private placement with institutional investors at $2.25 per share for total proceeds net of issuance costs of $21.3 million. On May 17, 1999, we issued 3,855,680 shares of Series D convertible preferred stock in a private placement for $2.25 per share for total proceeds net of issuance costs of $8.7 million.

     The Series C and Series D convertible preferred stock had liquidation preferences, voting rights equivalent to, or for certain matters, superior to, common stock, and did not accrue dividends unless declared by us. At the option of the holder, each share of the Series A, Series B, Series C and Series D convertible preferred stock could be converted into .4444 of a share of common stock based on the 1-for-2.25 reverse split of our common stock such conversion was automatic upon the IPO.

     In August 1999, we issued and sold 3,333,332 shares of Series E convertible preferred stock to Excite, Inc. (“Excite”) and Cox Interactive Media, Inc. (“Cox Interactive Media”) for an aggregate purchase price of $30.0 million or $9.00 per share, pursuant to a stock purchase agreement. In October 1999, Excite and Cox Interactive Media purchased 6,111,114 additional shares of the our Series E convertible preferred stock for an aggregate purchase price of $55.0 million or $9.00 per share. The Series E convertible preferred stock had a liquidation preference, voting rights equivalent to or for certain matters, superior to, common stock, and did not accrue dividends unless declared by us. Based on a 1-for-2.25 reverse split of our common stock and our IPO price of $100.00 per share, each share of Series E convertible preferred stock was converted into 0.72 of a share of common stock.

     As of the closing of the IPO in November 1999, all shares of A, B, C and D preferred stock were converted into 3,701,721 shares of common stock. No dividends were declared on convertible preferred stock.

     On June 23, 2001, we sold 10,833,333 shares of our Series F Cumulative Redeemable Convertible Preferred Stock (“Preferred Stock”) at a price per share of $0.60 for an aggregate purchase price of $6.5 million less direct issuance costs of $0.4 million. On August 1, 2001, we sold 17,500,000 shares of Preferred Stock at a price per share of $0.60 for an aggregate purchase price of $10.5 million less direct issuance costs of $0.2 million.

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

     Each share of Preferred Stock is convertible at the option of the Preferred Holders into shares of Common Stock at the conversion ratio equal to (i) the Accreted Value (plus any accrued and unpaid dividends) divided by (ii) $0.60, subject to adjustment as provided under the antidilution adjustments described below (the “Conversion Price”). Initially, each share of Preferred Stock was convertible into one share of Common Stock. However, as a result of our one-for-eight reverse stock split, each eight shares of Preferred Stock became convertible into one share of Common Stock. As of December 31, 2001, we have accrued preferred dividends in the amount of $0.7 million.

     We have the right (subject to the vote of the holders of the Series G Preferred Stock as described below) to redeem the Series F Preferred Stock as follows:

     (1)  If on any date after June 23, 2003, but prior to June 23, 2004, the average trading price of our Common Stock (as reported on Nasdaq or some other major stock exchange on which our stock then trades) for the ninety consecutive trading days immediately prior to the date in question (the “Average Trading Price”), is equal to or greater than 200% of the Series F Conversion Price, we will have the right to redeem in cash all, but not less than all, of the outstanding shares of the Series F Preferred Stock at a price per share (the “Redemption Price”) equal to the greater of (a) the Series F Accreted Value on such date or (b) the average trading price of our Common Stock for the twenty consecutive trading days immediately prior to the redemption date multiplied by the number of shares of our Common Stock into which the Series F Preferred Stock is then convertible.

     (2)  If on or after June 23, 2004, but prior to June 23, 2005, the Average Trading Price is equal to or greater than 250% of the Series F Conversion Price, we have the right to redeem in cash all outstanding shares of the Series F Preferred Stock at the Redemption Price.

     (3)  If on or after June 23, 2005, but prior to June 23, 2006, the Average Trading Price is equal to or greater than 300% of the Series F Conversion Price, we have the right to redeem in cash all outstanding shares of Series F Preferred Stock at the Redemption Price.

     On June 23, 2006, each then outstanding share of Series F Preferred Stock will automatically convert into the right to receive a cash payment equal to the Redemption Price.

     Any holder of the Series F Preferred Stock may convert its shares of Series F Preferred Stock until we have paid the Redemption Price.

     In the event of our liquidation, dissolution or winding up, each holder of Series F Preferred Stock will be entitled to be paid for each share of Series F Preferred Stock an amount equal to the Series F Accreted Value (the “Series F Participation Payment”) and will receive the number of shares of our Common Stock to which such share of Series F Preferred Stock is convertible at such time.

Common Stock Warrants

     In connection with Senior secured notes (see Note 4), we issued a warrant to Provident Bank to purchase 22,222 shares of our common stock at an exercise price of $.18 per share. The warrant was subject to certain antidilution provisions and as a result, 54,581 additional shares became issuable over the term of the agreement. In 1999, the Senior lender sold its warrants to a third party. In November 1999, concurrent with the IPO, the holder of the warrant exercised the warrant. In January 2000, we issued 76,803 shares of common stock to the holder of the warrant.

     In connection with the acquisition of BASS, we issued warrants to purchase 166,553 shares of our common stock to the sellers of BASS at an exercise price of $36.00 per share. The estimated fair value attributable to the warrants was included in the purchase price calculation for BASS. The warrants are fully vested, and all warrants were exercised upon the close of our IPO.

     In connection with the acquisition of ProTix, we issued warrants to purchase 79,746 shares of common stock to the sellers of ProTix at an exercise price of $0.18 per share. We entered into an amendment subsequent to December 31, 1998, whereby 59,810 warrants were vested and the remaining 19,936 warrants were cancelled. The warrants were recorded at fair market value of the underlying common stock at the time of vesting of $36.00 per share for a total value of $2.2 million. The value of the warrants was recorded as additional purchase price related to the acquisition of ProTix.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

     In May 1999, we entered into an agreement with a significant shareholder, whereby the shareholder agreed to purchase up to an aggregate of 5,333,334 shares of convertible preferred stock for an aggregate purchase price of $12.0 million, under certain conditions. The shares would only be purchased in the event that we require additional capital to satisfy and discharge its obligations as they become due. The agreement expired upon the IPO. Pursuant to the agreement, we issued to the shareholder a warrant for the purchase of up to 27,778 shares of common stock at an exercise price of $40.48 per share, with a term of 10 years. As of December 31, 2001, the warrants were still outstanding.

     In June 2000, we entered into an agreement with MLB Advanced Media, LP, the interactive media company of Major League Baseball. Under the terms of the agreement, we are the new provider of online ticketing services and e-commerce infrastructure for Major League Baseball. In connection with this agreement, we issued a warrant to purchase 250,000 shares of our common stock at an exercise price equal to $30.45 per share. The warrant is fully vested and is first exercisable one year after the date of issuance or within six months from the date of issuance if certain conditions are met. The warrant was valued at $4.1 million using the Black-Scholes Options Pricing Model and is being amortized on a straight-line basis over the three-year life of the contract. At December 31, 2000, the carrying value of these warrants was $2.3 million.

Common Stock Warrants and Options for Services

     In September and October 1999, we entered into various agreements with entertainment organizations and entertainers to provide us with tickets for sale on our web site. In connection with these arrangements, we issued 41,597 warrants to purchase its common stock at $18.00 per share. The 41,597 warrants are fully vested, at December 31, 2001, and are first exercisable one year after date of issue.

     In October 1999, we issued options to purchase 20,917 shares of common stock at an exercise price of $18.00 per share to various consultants in the live entertainment industry. The options were issued in connection with their services to promote our web site and assist in providing access to additional tickets for sale on its web site. The options were fully vested and exercisable at the date of issuance. In connection with these options and warrants, we recorded non-cash consulting expense of $3.9 million in 1999.

Officer Loan

     On December 18, 2001, we entered into a secured, full recourse promissory note with an officer in the amount of $279,000 for the purchase of 100,000 shares of our common stock. These shares were issued at fair market value on that date and serve as collateral for this note. The note carries an interest rate of five percent and is due on or before December 18, 2004. As this note was issued for the purchase of common stock, we have classified this note in the equity section of the consolidated balance sheet. As of December 31, 2001, the entire principal of the note and accrued interest was outstanding.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

17. Employee Benefit Plans

     In October 1996, the Board of Directors approved the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan authorized the issuance of up to 166,667 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100 percent of the fair market value of our common stock at the date of grant.

     Options to acquire an aggregate of 129,472 shares of common stock under the 1996 Plan at an exercise price of $7.20 per share were granted to employees during the period from October 1996 through August 1997. The options generally vest quarterly over a four-year period and have a term of 10 years.

     In September 1997, the Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan authorized the issuance of up to 166,667 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100% of the fair market value of our common stock at the date of grant.

     Options to acquire an aggregate of 166,667 shares of common stock under the 1997 Plan at an exercise price of $18.00 per share were granted to employees during the period from October 1997 through June 1998. The options generally vest quarterly over a four-year period and have a term of 10 years.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

     In September 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the “1998 Plan”). The 1998 Plan authorized the issuance of up to 549,410 shares of common stock to various employees. The exercise price is determined by the compensation committee of the Board of Directors and may not be less than 100% of the fair market value of our common stock at the date of grant.

     Options to acquire an aggregate of 269,453 shares of common stock under the 1998 plan at an exercise price of $27.04 per share were granted to employees during the period from July 1998 through December 1998. The options generally vest quarterly over a four-year period and have a term of 10 years.

     In September 1998, in connection with the approval of the 1998 Plan, the reserve of 166,667 shares authorized for issuance under the 1997 Plan, together with all outstanding options under the 1997 Plan, were transferred to the 1998 Plan and the 1997 Plan was terminated.

     In May 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan authorized the issuance of up to 1,313,289 shares of common stock to various employees. The exercise price is determined by the Compensation Committee of the Board of Directors and may not be less than 100% of the fair market value of our common stock at the date of grant.

     Options to acquire an aggregate of 670,245 shares of common stock under the 1999 Plan at an exercise price ranging from $36.00 to $157.08 were granted to employees during the period from April through December 1999. The options generally vest quarterly over a four-year period and have a term of 10 years.

     In May 1999, in connection with the approval of the 1999 Plan, a reserve of 1,313,289 was established which consists of the number of shares estimated to be carried over from the Special Executive Stock Option Plan, 1998 plan, 1997 plan, 1996 plan and director’s plan, which we each rolled into the 1999 Plan, plus an additional increase of approximately 133,333 shares. The share reserve under the 1999 Stock Incentive Plan will automatically increase on the first trading day in January each year, beginning with calendar year 2000, by an amount equal to 3.5% of the total number of shares of common stock outstanding on the last trading day of December in the prior year, but in no event will this annual increase exceed 277,778 shares. In addition, no participant in the 1999 Stock Incentive Plan may be granted stock options or direct stock issuances for more than 55,556 shares of common stock in any calendar year.

2001 Stock Option Plan

     In December 2001, the board of directors approved the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan authorized the issuance of to acquire up to 544,445 shares of common stock to various employees. The exercise price is determined by the Plan Administrator but may not be less than 100% of the fair market value of our common stock at the date of grant.

     Options to acquire an aggregate of 544,445 shares of common stock under the 2001 Plan at an exercise price of $2.79 were granted to an officer during December 2001. The vesting period of the options is determined by the Plan Administrator and has a term of 10 years.

     Stock option activity for the years ended December 31, 2001, 2000, and 1999 is as follows:

	Number of	Weighted-average
	Options	Exercise Price

	(in thousands)
Outstanding as of December 31, 1998	566	$19.84
Granted	677	73.84
Grants assumed in purchase of CA Tickets.com	188	4.72
Grants assumed in purchase of Tickets.Live	73	10.24
Exercised	(163)	2.88
Cancelled or expired	(144)	60.40

Outstanding as of December 31, 1999	1,197	$44.48
Grants assumed in purchase of CA Tickets.com	23	4.72
Grants assumed in purchase of TicketsLive	71	10.24
Granted	491	33.68
Exercised	(120)	18.08

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

	Number of	Weighted-average
	Options	Exercise Price

	(in thousands)
Cancelled or expired	(494)	52.00

Outstanding as of December 31, 2000	1,168	36.32
Granted	1,120	3.29
Exercised	(101)	2.76
Cancelled or expired	(414)	44.37

Outstanding as of December 31, 2001	1,773	$16.65

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2001	Life	Price	2001	Price
	(in thousands)			(in thousands)

$1.01-$4.50	834	9.90	$2.80	66	$2.88
$5.50-$7.75	358	8.17	6.49	137	6.92
$11.16-$11.16	45	1.53	11.16	45	11.16
$18.00-$18.50	179	6.81	18.31	118	18.21
$24.00	2	8.42	24.00	2	24.00
$27.00	101	6.72	27.00	70	27.00
$49.50	97	7.33	49.50	25	49.50
$58.50	5	7.37	58.50	3	58.50
$72.00	95	7.71	72.00	54	72.00
$100.08	18	7.84	100.08	9	100.08
$112.50	34	7.86	112.50	15	112.50
$117.50	1	8.16	117.50	1	117.50
$157.00	4	7.93	157.00	2	157.00

$1.01-$157.00	1,773	8.51	$16.65	547	$25.62

     At December 31, 2001, 2000, and 1999 the number of options exercisable for each year was 546,539, 479,875, and 416,750 respectively. The weighted-average exercise price of those options was $25.62, $32.08 and $22.56, respectively.

     For pro forma purposes under SFAS 123 the fair value of each option grant in 2001 is estimated on the date of grant using the Black-Scholes option-pricing model. We have not and do not intend to pay dividends, therefore the dividend yield remained at 0.0%, volatility rate used was 154.5% and risk-free interest rate of 5.5%, with an expected life of five years. The fair value of each option grant in 2000 was estimated on the date of grant using the Black-Scholes option pricing model. We have not and do not intend to pay dividends, therefore the dividend yield remained at 0.0%, volatility rate used was 156.0% and risk-free interest rate of 5.4%, with an expected life of five years. Because we were public only a short time, in 1999, volatility was calculated using a similar company in the same industry. The calculated volatility rate used was 83.9%. Because employee behavior was expected to change dramatically when the shares owned by employees were available to trade on the open market. Therefore, we modified the assumption used in the model for options issued in 1999 to a cliff vesting approach with holding periods from 6 months to 2 years. For options granted prior to 1999 which would have vested prior to our IPO date weighted-average assumptions used are: a dividend yield of 0.0%; expected volatility of 0.0%; risk-free interest rate of 6.2% for 1998 and 6.4% for 1997 and expected lives of five years. Because we completed an IPO in 1999, the weighted average assumptions used in the Black Scholes option pricing model were modified on a prospective basis.

     The pro forma effect of adopting the measurement principles prescribed under SFAS No. 123 for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except per share data):

	Year Ended December 31,

	2001	2000	1999

Net loss available to common shareholders (as reported)	$(57,182)	$(105,729)	$(66,600)
Pro forma net loss available to common shareholders	(58,358)	(116,392)	(72,748)
Basic and diluted EPS (as reported)	(7.70)	(14.43)	(28.36)
Pro forma basic and diluted EPS	(7.86)	(15.89)	(30.98)

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

     Pro forma results of operations costs may not be representative of that to be expected in future years.

1999 Employee Stock Purchase Plan

     The 1999 Employee Stock Purchase Plan was approved by stockholders in October 1999 and became effective on November 3, 1999. The plan is designed to allow eligible employees (and eligible employees of our subsidiaries) to purchase shares of common stock at semi-annual intervals, with their accumulated payroll deductions.

     Initially, 83,333 shares of our common stock have been reserved for issuance. This reserve will automatically increase on the first trading day in January each year, beginning in calendar year 2000 by an amount equal to 1.0% of the total outstanding shares of its common stock on the last trading day in December of the prior year. In no event will the annual increase exceed 83,333 shares.

     Employees who work more than 20 hours per week for more than five calendar months per year are eligible. The plan consists of a series of 2-year offering periods. Purchases occur on the last business day of January and July. Eligible employees may enter the offering at the commencement of any new 6-month purchase period.

     A participant may contribute up to 10% of cash earnings through payroll deductions. The price paid is equal to 85% of the fair value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value on the purchase date. On any purchase date, the maximum shares that may be purchased by an employee is 67 shares and no more than 33,333 shares may be purchased in total by all participants. The plan terminates no later than the last business day of July 2009.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

401(k) Plan

     We maintain a defined contribution benefit plan (the “401(k) Plan”) covering substantially all of our employees. Company contributions to the 401(k) Plan are voluntary and at the discretion of the Company. There were no matching Company contributions for each of the three years in the period ended December 31, 2001.

18. Subsequent Event

     On March 25, 2002, we sold 8,474,576 shares of our Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock (the “Series G Preferred Stock”). We also sold warrants (the “Warrants”) that are immediately exercisable to purchase 1,800,000 shares of our Common Stock. We received an aggregate purchase price of $20.0 million for the sale of the Series G Preferred Stock and the Warrants. The purchasers of the Series G Preferred Stock were General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC. On March 18, 2002, we filed a Form 8-K describing the transaction and the terms of the Series G Preferred Stock.

     The Series G Preferred Stock ranks senior to our Common Stock and the Series F Preferred Stock. If we pay dividends on our Common Stock then the holders of the Series G Preferred Stock will receive such dividends as if their shares of Series G Preferred Stock were converted into Common Stock. In addition, we will pay cumulative dividends on the Series G Preferred Stock at a rate of nine percent per year of the Series G Accreted Value (as defined below), minus any cash dividends paid to the holders of the Series G Preferred Stock because of a dividend paid on the Common Stock as described in the second sentence of this paragraph. The cumulative dividends will accrue and compound quarterly whether or not declared by our Board of Directors. “Series G Accreted Value” means $2.36 plus the amount of any accrued dividends.

     Each share of Series G Preferred Stock is convertible at the option of the holders of the Series G Preferred Stock into shares of Common Stock at a conversion ratio equal to the Series G Accreted Value divided by $2.36, subject to antidilution adjustments as described below (the “Series G Conversion Price”). In addition, if the holders of the Series G Preferred Stock convert the Series G Preferred Stock after March 25, 2004, such holders will receive an additional amount equal to the Series G Liquidation Payment (as defined below) for each shares of Series G Preferred Stock converted, payable at the election of a majority of the holders of the Series G Preferred Stock in either cash or shares of Common Stock. This additional amount is payable only with respect to a maximum of 2,824,858 shares if converted prior to March 25, 2005 and a maximum of 5,649,717 shares if converted prior to March 25, 2006.

     On March 25, 2007, we will automatically redeem all of the shares of Series G Preferred Stock in cash, at a redemption price per share equal to the greater of the Series G Liquidation Payment (as defined below) calculated on such date or the average trading price of one share of our Common Stock on each of the twenty consecutive trading days ending on and including the trading day prior to such date.

     In the event of a merger or consolidation of us or a sale of our voting stock or our assets or our liquidation, dissolution or winding up, each holder of Series G Preferred Stock will be entitled to the following: (1) to be paid for each share of Series G Preferred Stock an amount equal to the Participation Factor (as hereinafter defined) times the Series G Accreted Value at the time of such event (such product, the “Series G Liquidation Payment”), and (2) to receive the number of shares of our Common Stock to which such share of Series G Preferred Stock is convertible upon the closing of such event. “Participation Factor” means two, but will be reduced to one in the case of a merger or sale if the Participation Reduction Amount (as hereinafter defined) is greater than two times the Series G Conversion Price. “Participation Reduction Amount” means a fraction, (A) the numerator of which is the aggregate consideration paid to the holders of our capital stock in such sale or merger minus the aggregate Series G Accreted Value on the closing date of such sale or merger minus the amount of the Series F Participation Payment

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

and (B) the denominator of which is the aggregate number of outstanding shares of Common Stock assuming the conversion of the Series G Preferred Stock, the Series F Preferred Stock and all other securities convertible into shares of Common Stock immediately prior to the closing date of such sale or merger.

     The holders of the Series G Preferred Stock have the right to vote, on an as converted basis, on all matters that require a vote of the Common Stock. In addition, certain actions require the approval of the holders of a majority of the outstanding Series G Preferred Stock.

     The holders of the Series G Preferred Stock are entitled to customary antidilution rights including, adjustments for stock splits, stock dividends and other structural changes. In addition, if we issue Common Stock (or securities convertible into or exchangeable for Common Stock) at a price per share (“New Issue Price”) less than the Series G Conversion Price then in effect, the Series G Conversion Price shall be adjusted to equal the New Issue Price.

19. Quarterly Information for 2001 and 2000 (Unaudited)

	2001

	March 31,	June 30,	September 30,	December 31,

	(Unaudited)
	(in thousands, except per share data)
Revenues	$14,938	$16,926	$14,579	$9,688
Cost of services	9,699	8,955	7,286	6,196

Gross profit	5,239	7,971	7,293	3,492
Operating expenses	33,359	17,197	16,410	13,946

Loss from operations	(28,120)	(9,226)	(9,117)	(10,454)
Other income (expense) (a)	129	28	227	193

Net loss	(27,991)	(9,198)	(8,890)	(10,261)
Preferred dividends	—	—	(315)	(390)
Accretion of issuance costs	—	—	—	(137)

Net loss available to common stockholders	$(27,991)	$(9,198)	$(9,205)	$(10,788)

Basic and diluted net loss per share	$(3.77)	$(1.24)	$(1.24)	$(1.45)
Weighted average common shares outstanding — basic and diluted	7,419	7,424	7,425	7,426

	2000

	March 31,	June 30,	September 30,	December 31,

	(Unaudited)
	(in thousands, except per share data)
Revenues	$14,072	$14,759	$14,545	$15,294
Cost of services	10,404	9,685	9,153	8,409

Gross profit	3,668	5,074	5,392	6,885
Operating expenses	26,292	60,489	21,163	20,959

Loss from operations	(22,624)	(55,415)	(15,771)	(14,074)
Other income (expense) (a)	(988)	(522)	(397)	(248)

Net loss	$(21,636)	$(54,893)	$(15,374)	$(13,826)

Basic and diluted net loss per share	$(3.00)	$(7.53)	$(2.08)	$(1.87)
Weighted average common shares outstanding — basic and diluted	7,215	7,292	7,393	7,410

(a)	Other income (expense) include principally interest expense, net of interest income, and to a lesser degree, minority interest and provision for income taxes.

TICKETS.COM, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2001

	For the Year Ended

	December 31, 2001	December 31, 2000	December 31, 1999

	(In thousands)
Allowance for doubtful accounts:
Beginning Balance	$(1,996)	$(439)	$(255)
Additions:
Charged to costs and expenses	(2,566)	(1,823)	(150)
Charged to other accounts	—	—	(275)
Deductions/write-offs	2,738	266	241

Ending Balance	$(1,824)	$(1,996)	$(439)

	For the Year Ended

	December 31, 2001	December 31, 2000	December 31, 1999

	(In thousands)
Restructuring Reserve:
Beginning Balance	$(3,657)	$—	$—
Additions:
Charged to costs and expenses	2,669	(35,124)	—
Charged to other accounts	—	—	—
Deductions/write-offs	988	31,467	—

Ending Balance	$—	$(3,657)	$—

E-1

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

3.2	Certificate of Designation of Series F Senior Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 23, 2001).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.4	Certificate of Designation of Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 18, 2002).

3.5*	Amended and Restated Bylaws of the Company.

4.1	Specimen certificate representing shares of common stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

4.2*	Specimen Certificate representing shares of Series F Preferred Stock of the Company.

4.3*	Specimen Certificate representing shares of Series G Preferred Stock of the Company.

4.4	Letter Agreement related to purchase of 9% Senior Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2002).

4.5	9% Senior Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2002).

4.6*	Form of Common Stock Purchase Warrant.

4.7	Registration Rights Agreement among the Company and the stockholders named therein, dated June 21, 2001, and Amendment No. 1 thereto dated August 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 22, 2001 and Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 3, 2001, respectively).

4.8*	Amended and Restated Registration Rights Agreement among the Company and the stockholders named therein, dated March 15, 2002.

4.9	Stock Purchase Agreement for Series F Preferred Stock among the Company and the stockholders named therein, dated May 1, 2001, Amendment No. 1 thereto dated June 21, 2001 and Amendment No. 2 thereto dated June 21, 2001 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed June 22, 2001).

4.10	Stock Purchase Agreement for Series G Preferred Stock among the Company and the stockholders named therein, dated March 14, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2002).

10.1	Form of Indemnification Agreement between the Company and each of the Directors and Officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	1999 Stock Incentive Plan, Amended and Restated as of December 17, 2001, together with form of Stock Option Agreement (and related Notice of Exercise of Option), Stock Issuance Agreement and Notice of Grant of Option.

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.4	1998 Stock Incentive Plan, together with form of Stock Option Agreement, Stock Purchase Agreement and Stock Issuance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.5	1997 Stock Option Plan (California and Other Employees), together with form of Nonstatutory Stock Option Agreement (and related Notice of Exercise of Nonstatutory Stock Option), Incentive Stock Option Agreement (and related Notice of Exercise of Incentive Stock Option), Stock Purchase

Exhibit
Number	Description

Agreement and Stock Issuance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.6	1997 Non-Employee Director’s Option Plan, together with form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.7	1996 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement (and related Notice of Exercise of Nonstatutory Stock Option), Incentive Stock Option Agreement (and related Notice of Exercise of Incentive Stock Option), Stock Purchase Agreement and Stock Issuance Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.8	Fifth Amended and Restated Investor Rights Agreement among the Company and the stockholders named therein, dated August 4, 1999 (incorporated by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.9*	2001 Stock Option Plan, together with form of Stock Option Agreement.

10.10	Agreement and Plan of Merger and Reorganization by and among the Company, Advantix Acquisition Corp., Tickets.com, Inc. (n/k/a California Tickets.com, Inc.) and certain of its stockholders dated as of January 26, 1999 ((incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.11	Agreement and Plan of Merger and Reorganization by and among the Company, Advantix Acquisition II Corp., TicketsLive Corporation, and certain of its stockholders dated as of March 18, 1999 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.12	Special Executive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.13†	Stock Purchase Agreement by and among the Company, Bay Area Seating Service, Inc. and certain of its shareholders effective as of September 18, 1997 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.14	Agreement by and between the Company and RBB Bank AG dated as of January 24, 1999, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.15	Employment Agreement between W. Thomas Gimple and the Company effective as of April 29, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.16	Employment Agreement between Eric P. Bauer and the Company dated as of September 5, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17	Employment Agreement between Mardan Afrasiabi and the Company dated as of November 22, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.18	Employment Agreement between Andrew Donkin and the Company dated as of April 24, 2000 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.19*	Employment Agreement between Ronald Bension and the Company dated as of December 18, 2001.

10.20†	Commercial Application Partner Agreement by and between the Company, Advantix (Ohio), Inc., Bay Area Seating Service, Inc. and Sybase, Inc. dated as of April 6, 1998 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.21	Agreement and Plan of Merger by and among the Company, Advantix Acquisition Corp. and Lasergate Systems, Inc. dated as of June 21, 1999 (incorporated by reference to Exhibit 10.37 to the Company’s

Exhibit
Number	Description

Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.22	Agreement dated as April 7, 2000, Termination and Release Agreement with Thomas R. Pascoe and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23	Letter Agreement dated as of May 28, 1999 between the Company and General Atlantic Partners (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.24	Asset Purchase Agreement between Tickets.com, Inc., Car-Gottstein Foods Co., and Safeway Inc., dated April 20, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.25	Lease Agreement between Sierra Pacific Properties, Inc. and Bay Area Seating Service, Inc. dated December 29, 1989, and amendments thereto (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.26	Lease Agreement by and between ProTix, Inc. and Guinea Road Associates dated January 30, 1995 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.27	Lease Agreement by and between Advantix (Ohio), Inc. and Playhouse Square Foundation dated October 1, 1997 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.28	Warrant Issuance Agreement dated as of August 5, 1999 by and among the Company and the persons named therein (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.29	Lease Agreement between the Company and AGL Investments No. 5 Limited Partnership dated July 23, 1999 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.30†	Content and Distribution Agreement between the Company and Cox Interactive Media, Inc. dated as of August 4, 1999 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

10.31*	Pledge Agreement between Ronald Bension and the Company dated as of December 18, 2001.

10.32*	Promissory Note between Ronald Bension and the Company.

10.33*	Separation and Consulting Agreement between Tom Gimple and the Company dated as of March 31, 2002.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 declared effective November 3, 1999 (File No. 333-79709)).

23.1*	Consent of Arthur Andersen LLP.

99.1*	Letter Responsive to Temporary Note 3T.

*	This exhibit is filed herewith.

†	Confidential treatment has been granted by the Securities and Exchange Commission with respect to portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.