Form 10-Q
period 2002-03-31
TICKETS COM INC
filed 2002-05-15
CIK 1038083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of April 30, 2002 there were approximately 7,545,705 shares of the Registrant’s Common Stock, par value $.000225 per share, outstanding.

TICKETS.COM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,265	$8,779
Restricted cash	1,368	2,552
Accounts receivable, net of allowances of $1,681 and $1,824, respectively	9,084	5,808
Prepaid expenses and other current assets	8,760	7,966

Total current assets	46,477	25,105
Property and equipment, net	13,341	14,517
Goodwill, net	34,184	34,184
Intangible assets, net	6,299	6,320
Other assets	2,422	4,291

Total assets	$102,723	$84,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,490	$12,320
Accrued liabilities	6,366	4,660
Other current liabilities	3,471	4,427

Total current liabilities	25,327	21,407
Long-term liabilities	612	950

Total liabilities	25,939	22,357
Series F Senior Cumulative Redeemable Convertible Preferred Stock, $.000225 par value; 28,333 shares authorized, 28,333 shares issued and outstanding in 2002 and 2001, liquidation preference: $18,103	17,670	17,206
Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock, $.000225 par value; 8,475 shares authorized; 8,475 shares issued and outstanding in 2002; liquidation preference: $20,035	19,760	—
Stockholders’ equity:
Common Stock, $.000225 par value; 225,000 shares authorized; 7,546 shares issued and outstanding	2	2
Additional paid-in capital	326,388	323,404
Accumulated deficit	(286,469)	(278,039)
Officer loan	(279)	(279)
Accumulated other comprehensive loss	(288)	(234)

Total stockholders’ equity	39,354	44,854

Total liabilities and stockholders’ equity	$102,723	$84,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net revenue	$17,857	$14,938
Cost of services	9,265	9,699

Gross profit	8,592	5,239

Operating expenses:
Sales and marketing	3,295	5,296
Technology development	3,800	3,553
General and administrative	6,522	9,076
Impairment of assets	—	15,434

Total operating expenses	13,617	33,359

Loss from operations	(5,025)	(28,120)
Other income	55	129

Loss before provision for income taxes	(4,970)	(27,991)
Provision for income taxes	33	—

Net loss	(5,003)	(27,991)
Preferred stock dividends	(398)	—
Accretion of preferred stock to redemption value	(66)	—
Value of preferred stock beneficial conversion feature	(2,963)	—

Net loss available to common stockholders	$(8,430)	$(27,991)

Loss per share — basic and diluted:
Net loss available to common stockholders	$(1.12)	$(3.77)

Weighted average common shares outstanding	7,542	7,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(5,003)	$(27,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	—	15,434
Depreciation and amortization of intangibles	2,283	4,261
Provision for uncollectible receivables	128	600
Non-cash expenses	631	661
Changes in Operating Assets and Liabilities:
Accounts receivable	(3,233)	1,849
Prepaid expenses and other assets	399	55
Accounts payable	3,169	1,719
Accrued liabilities	1,242	1,662
Deferred revenue and other liabilities	(783)	443

Net cash used in operating activities	(1,167)	(1,307)

Cash Flows From Investing Activities:
Purchases of property and equipment	(769)	(1,630)
Change in restricted cash	1,184	—

Net cash provided by (used in) investing activities	415	(1,630)

Cash Flows From Financing Activities:
Proceeds from issuance of Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock, net of issuance costs of $240	19,760	—
Proceeds from issuance of promissory note	1,000	—
Principal payments on long-term debt and promissory note	(1,544)	(698)
Proceeds from exercise of stock options	22	48

Net cash provided by (used in) financing activities	19,238	(650)

Net increase (decrease) in cash and cash equivalents	18,486	(3,587)
Cash and cash equivalents, beginning of period	8,779	20,026

Cash and cash equivalents, end of period	$27,265	$16,439

Supplement Disclosure of Cash Flow Information:
Interest paid	$20	$75

Taxes paid	$33	$18

Supplemental Disclosure of Non-cash Financing Activities:

The Company will satisfy its preferred dividend requirements by either the issuance of common stock or cash. Such accrued dividend requirements totaled approximately $1.1 million from the date of issuance of the Series F preferred stock through March 31, 2002. Accrued dividends related to the Series G preferred stock were immaterial at March 31, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
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

2. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes in our annual report on Form 10-K for the year ended December 31, 2001.

3. Summary of Significant Accounting Policies

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

     Comprehensive Loss

     Differences between net loss as reported and comprehensive loss are related to foreign currency translation adjustments. A reconciliation of comprehensive loss is as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Net loss	$(5,003)	$(27,991)
Foreign currency translation adjustment	(54)	(2)

Comprehensive loss	$(5,057)	$(27,993)

     Cash Equivalents

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Restricted Cash

     We have $1.4 million as collateral with our credit card processor and at various banks.

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

     Impairment of Assets

     In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. In connection with the adoption of SFAS No. 142, we will need to perform an impairment test of goodwill and other intangible assets in 2002. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with our existing business segments and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an allocation of goodwill to our business segments and then we will estimate the fair market value of the reporting business segment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable business segment and asset class for those assets subject to amortization and for those not subject to amortization. The process of evaluating goodwill for impairment involves the determination of the fair value of our business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Adoption of this standard could produce a significant impairment in 2002.

     In 2001, we assessed the recoverability of our assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicated that expected undiscounted future cash flows related to such assets were not sufficient to support the net book value of such assets. If undiscounted cash flows were not sufficient to support the recorded assets, impairment was recognized to reduce the carrying value of the assets to the estimated fair value. Cash flow projections were based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain assets were assessed (See Note 5.).

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

     Additionally, we generate revenue from license and support fees charged to licensees of our in-house systems products. Revenue is recognized on sales contracts when the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are resolved. Deferred revenue consists primarily of maintenance and support contracts which are recognized as they are earned over the term of the agreement.

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

     In connection with six of our ticketing service agreements, we have made payments to the venues for certain exclusivity and other ticketing services rights granted over the term of the applicable agreement. We have, in the past, recorded these payments as prepaids and have amortized these payments to advertising expense over the term of the applicable contract. The unamortized balance of these payments is $4.4 million at March 31, 2002. In 2001, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting

for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” which changed the accounting for these types of payments. EITF Issue No. 00-22 requires that the amortization be recorded as reduction or offset to revenue. Reclassifications have been made in the 2001 statements to conform to the 2002 presentation.

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

     The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382. Events which may cause limitations in the amount of net operating losses that we may use in any one-year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The issuance of our Series G Preferred Stock on March 25, 2002, may have triggered such an ownership change. Due to the complexities of the calculation, a determination has not been made at this time.

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

     Reclassifications

     Certain reclassifications have been made in the 2001 statements to conform to the 2002 presentation.

4. Reverse Stock Split

     On July 11, 2001, our stockholders approved a one-for-eight reverse stock split effective July 23, 2001. All references in the accompanying condensed consolidated financial statements to the number of common shares and warrants and options to purchase common shares and per share data have been restated to reflect the effect of this action. Our convertible preferred stock was not subject to the split; however, the conversion rate to common of the preferred shares gives effect to the one-for-eight reverse stock split.

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

6. Business Segment Reporting

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

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(In thousands)
Revenue:
TSG	$10,832	$8,994
ITG	5,294	4,415
International	1,396	1,209
Other	335	320

Total revenue	17,857	14,938
Gross profit:
TSG	4,030	2,764
ITG	3,386	1,548
International	842	649
Other	334	278

Total gross profit	8,592	5,239
Operating expenses:
TSG	2,346	3,887
ITG	1,420	2,575
International	636	802
Other	966	1,138

Total segment operating expense	5,368	8,402
Other operating expenses, unallocated:
Administrative support and technology functions	(6,664)	(5,984)
Depreciation and amortization of intangibles	(1,585)	(3,539)
Impairment of assets	—	(15,434)

Loss from operations	$(5,025)	$(28,120)

7. Litigation

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

     On February 27, 2002 the United States District Court, Central District of California, Western Division issued an order revising the framework within which to complete discovery and trial preparation. Based on the order, September 1, 2002 was established as the date for the completion of discovery and the trial date was set for February 3, 2003. Discovery, including interrogatories, document production and depositions are ongoing as of this date.

     We have entered into a contingent fee agreement with our counsel providing that should we prevail in the litigation, our counsel may receive fifty percent of any recovery in exchange for a deferral of continuing legal fees.

     William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, we and certain of our current and former directors and officers were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. We were also named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been limited activity in these cases to date.

     NAP Venture Partners LLC ; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit was originally filed in Los Angeles Superior Court, but following a change in venue, the case is currently pending in Orange County Superior Court, County of Orange, State of California, assigned the case number of 01CC14946. The suit seeks damages in an unspecified amount and asserts 6 causes of action: breach of written contract, breach of the implied covenant of good faith and fair dealing, violation of the Unfair Competition Act and Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for, among other things, us to make an investment in the plaintiff, which was engaged in the development and construction of a new venue complex in Ohio, and a Ticketing Services Agreement providing for us to provide ticketing services to the venue once completed. All investments to be made by us were tied to certain construction milestones, to ensure that progress of the development was continuing. Following our first scheduled payment of funds, the plaintiff returned all sums previously paid by the us and sought to cancel the agreement, to which we refused. This suit followed seeking, among other things, cancellation of the agreement.

     Robert Smola and Barry Sturner vs. Tickets.com, inc., and Chicago National League Ball Club, Inc. On April 29, 2002, we were served with a complaint seeking to certify three separate plaintiff consumer classes and seeking damages against us and the Chicago Cubs National League baseball team, based on alleged violations to two Illinois statutes: (i) the Illinois Scalping Act and (ii) the Illinois Consumer Fraud and Deceptive Business Practices Act. The case was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division, case number of 02CH0813.

     The complaint cites that the amount of the ticket convenience fee charged to a consumer is based on the face value of the ticket, however, the actual service rendered for which the convenience fee is charged is no different for a higher priced ticketed than it is for a lower priced ticket. The complaint alleges that this variance in the assessed amount of the convenience fee, based solely on the face value of a ticket, is unreasonable and is accordingly, in violation of the Scalping Act. The complaint further alleges that the convenience fee assessed for the purchase of tickets “will-call” is unreasonable as no “service” is rendered to the ticket buyer and accordingly, such practice is a violation of the Scalping Act. The complaint finally alleges that the amounts assessed for shipping and handling fees, as well as the method for the selection of shipping and handling options on Cub’s Web site are violations of the Consumer Fraud Act.

     We are currently evaluating the plaintiff’s claims and intend to retain counsel to provide us a defense in this matter.

     We believe these matters will not result in a material impact to our financial position or financial results, therefore, we have not recorded a provision for these matters in our condensed consolidated financial statements.

8. Equity

Series F Preferred Stock

     On June 23, 2001, we sold 10,833,333 shares of our Series F Senior Cumulative Redeemable Convertible Preferred Stock (the “Series F Preferred Stock”) for $0.60 per share. The aggregate purchase price was $6.5 million. On August 1, 2001, we sold an additional 17,500,000 shares of Series F Preferred Stock for $0.60 per share. The aggregate purchase price was $10.5 million.

     The Series F Preferred Stock ranks senior to our Common Stock. If we pay dividends on our Common Stock then the holders of the Series F Preferred Stock will receive the same dividends as if their shares of Series F Preferred Stock were converted into Common Stock. In addition, we will pay cumulative dividends on the Series F Preferred Stock at the rate of nine percent per year of the Series F Accreted Value (as defined below), less any cash dividends paid to the holders of the Series F Preferred Stock because of a dividend paid on the Common Stock as described in the second sentence of this paragraph. The cumulative dividends accrue and compound quarterly whether or not declared by our Board of Directors. As of March 31, 2002, accrued dividends were approximately $1.1 million. The accretion of the Series F Preferred Stock redemption value was $0.1 million in the quarter ended March 31, 2002.

Series G Preferred Stock

     On March 25, 2002, we sold 8,474,576 shares of our Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock (the “Series G Preferred Stock”). We also sold warrants (the “Warrants”) to purchase 1,800,000 shares of our Common Stock, at an exercise price of $2.36 per share. We received an aggregate purchase price of $20.0 million for the sale of the Series G Preferred Stock and the Warrants, less $0.2 million in issuance costs. The purchasers of the Series G Preferred Stock were General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC. On March 18, 2002, we filed a Form 8-K describing the transaction and the terms of the Series G Preferred Stock. We sold the Series G Preferred Stock and the Warrants in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended. We relied upon the Rule 506 exemption because of the nature of the purchasers and the fact that the sale was an arms’ length negotiated transaction.

     The Warrants are exercisable at any time by delivery to us of a duly executed exercise form and payment of the exercise price. The Warrants were valued at approximately $3.0 million using the Black-Scholes Options Pricing Model. We have not and do not intend to pay dividends, therefore the dividend yield was 0.0%, volatility rate used was 67.9%, and risk-free interest rate of 5.5%, with contractual life of seven years. In connection the Series G Preferred Stock, we recorded the value of the beneficial conversion feature of approximately $3.0 million during quarter ended March 31, 2002.

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

     On March 25, 2007, we will automatically redeem all of the shares of Series G Preferred Stock in cash, at a redemption price per share equal to the greater of the Series G Liquidation Payment (as defined below) calculated on such date or the average trading price of one share of our Common Stock on each of the twenty consecutive trading days ending on and including the trading day prior to such date. In connection with the Series G Preferred Stock, we requested and received a waiver from Nasdaq of the stockholder approval requirements of Nasdaq Marketplace Risks 4350 and 4351.

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

9. Promissory Note

     In March 2002, the Company entered into a letter of agreement with General Atlantic Partners 74, L.P. pursuant to which GAP 74 loaned $1.0 million to the Company in exchange for the issuance by the Company of a senior promissory note in favor of GAP 74. The promissory note was in the principal amount of $1.0 million and accrued interest at a rate of nine percent per year. The promissory note was due and payable on April 15, 2002. On March 25, 2002 the Company sold the shares of its Series G Preferred Stock as described above and the Company used a portion of the proceeds from such sale to satisfy the Company’s debt to GAP74 pursuant to the promissory note. A director of the Company is a managing member of General Atlantic Partners, LLC, the general partner of GAP 74.

10. Change in Control

     Following the consummation of the Series F Preferred Stock and the Series G Preferred Stock transactions, investment entities affiliated with General Atlantic Partners, LLC hold a majority of the total voting power of our capital stock. As a result, they can control any matters submitted to a vote of the stockholders, including the election of directors.

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

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets”. Under the provisions of SFAS No. 142, acquired goodwill and other intangible assets will be aggregated with a company’s existing operating units and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable segment and asset class for those assets subject to amortization and for those not subject to amortization. It also requires that the estimated intangible asset amortization expense for the next five years be disclosed. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise as a result of the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. SFAS No. 142 further requires that all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to its non-amortization and amortization provisions. Our management is continuing to evaluate the effects SFAS No. 142 may have on future earnings and as such has adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. We anticipate to implement SFAS No. 142 in the quarter ended June 30, 2002. In the quarter ended March 31, 2001, we incurred $2.4 million in amortization of goodwill and intangibles. Under SFAS No. 142, we discontinued the periodic amortization of goodwill. This change in accounting method reduced our periodic amortization of goodwill and intangibles to $0.3 million for the quarter ended March 31, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Various “forward-looking statements” have been made in this Form 10-Q, including information incorporated herein by reference within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included in Tickets.com, Inc.’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, Tickets.com, Inc., through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. These forward looking statements generally refer to future plans and performance, and are identified by the words “project,” “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “aim,” “will” or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to expectations as of the date on which they are made. Certain statements in this Form 10-Q, including those relating to Tickets.com, Inc.’s expected results, and its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors that may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, and the successful integration of previous acquisitions and consolidation of software code lines. These and other factors identified in this Form 10-Q, including but not limited to the risk factors discussed herein and in Tickets.com, Inc.’s previously filed public documents, could affect the forward-looking statements contained herein and therein. Tickets.com, Inc. undertakes no obligation to update publicly or revise any forward-looking statements or explain the reasons why actual results may differ.

     The risks and uncertainties contained herein, among other things, should be considered in evaluating Tickets.com, Inc.’s prospects and future financial performance.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues

     Ticketing Services Group. Revenues from TSG increased 20.0% to $10.8 million for the three months ended March 31, 2002 from $9.0 million for the three months ended March 31, 2001. This increase was primarily due to an increase of approximately $2.3 million related to our entrance into the Oklahoma, Houston, and Greensboro markets through the additions of the Myriad Convention Center and Arena, the Houston Astros, and the Greensboro Coliseum Complex, as well as the addition of three full service major league baseball teams during the first quarter of 2002. This increase was partially offset by a decrease in revenue in the Las Vegas market, due to a reduced number of events such as the Xtreme Football League, and the Pittsburgh market, due to lower attendance at events held at PNC Park.

     Internet Ticketing Group. Revenues from ITG increased 20.5% to $5.3 million for the three months ended March 31, 2002 from $4.4 million for the three months ended March 31, 2001. This increase was primarily due to an increase of $1.2 million related to our Internet ticketing revenue, attributable principally to our contract with Major League Baseball Advanced Media, LP, (“MLBAM”). We supply the Internet ticketing for 20 of the 30 major league baseball teams, 12 of which are recorded under the ITG business segment and the balance, which are full service customers, are recorded under the TSG business segment. We experienced higher ticket fees due to the increased Internet sales volume for these teams relative to the same quarter last year. This increase was slightly offset by a $0.2 million decrease in software license and support fees. Included in ITG revenue for the first quarter ended March 31, 2002 was $0.8 million relating to our contract with the Salt Lake Olympic Committee, which was unchanged from the revenues for the first quarter of 2001.

     International. International revenue increased 16.7% to $1.4 million for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001 primarily due to an increase in license and support revenue in 2002.

     Other. Other revenues were $0.3 million for each of the quarters ended March 31, 2002 and 2001. Other revenues primarily relate to our marketing relationships with various vendors as well as advertising sales from our website.

Cost of Services

     Ticketing Services Group. Cost of services for TSG increased 9.7% to $6.8 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001. As a percentage of TSG revenues, total cost of services for TSG decreased to 62.8% from 69.3%. The increase in cost of services was primarily attributable to an increase of $1.2 million in credit card fees associated with the increase in TSG revenue. The increase in credit card fees was partially offset by a decrease of $0.7 million in payroll expenses and telecommunication costs resulting from our cost reduction plans in our call centers.

     Internet Ticketing Group. Cost of services for ITG decreased 34.5% to $1.9 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001. The majority of this decrease was related to a $0.6 million decrease in payroll and payroll related expenses in the first quarter of 2002 as compared to the first quarter of 2001. As a percentage of ITG revenue, cost of services decreased to 36.0% from 64.9% in the same quarter last year. The majority of this decrease as a percentage of revenue was the effect of spreading fixed costs over a higher revenue base from the increased volume of ticketing fees from Internet sales.

     International. Cost of services for International remained unchanged at $0.6 million for each of the three months ended March 31, 2002 and 2001. As a percentage of International revenue, cost of services decreased to 39.7% from 46.3%. Due to cost controls we have implemented, we have been able to maintain our costs while increasing our revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 37.7% to $3.3 million for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 18.5% from 35.5%. The decrease reflects the elimination of a periodic expense of $0.4 million taken in the first quarter of 2001 as a result of the asset impairment charge for our online marketing relationship with Excite@Home, which occurred in the third quarter of 2001. In addition, we continued to make reductions in our headcount resulting in a decreased payroll expense of $0.7 million and office related expenses of $0.4 million from the same period last year. Advertising expenses also decreased $0.3 million as we continued to focus on leveraging our client’s brands thereby resulting in a significant reduction in spending to promote our own brand.

     Technology Development. Technology development expenses increased 5.6% to $3.8 million for the three months ended March 31, 2002 from $3.6 million for the three months ended March 31, 2001. As a percentage of total revenues, technology development expenses decreased to 21.3% from 24.2%. Our reliance on outside professional services continued to drop resulting in a decrease of $0.1 million in the first quarter of 2002 from the same quarter last year, while computer related expenses and payroll expenses increased by $0.2 million and $0.1 million, respectively.

     General and Administrative. General and administrative expenses decreased 28.6% to $6.5 million for the three months ended March 31, 2002 from $9.1 million for the three months ended March 31, 2001. As a percentage of total revenue, general and administrative expenses decreased to 36.5% from 60.8%. The reduction is primarily attributable to a change in our accounting method for amortization of goodwill and intangibles. During the quarter ended March 31, 2001, we amortized $2.4 million of goodwill and intangibles as a general and administrative expense. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted in 2002, we discontinued the periodic amortization of goodwill. This change in accounting method reduced our periodic amortization of goodwill and amortization to $0.3 million for the quarter ended March 31, 2002. In addition to the reduction of the amortization of goodwill, our telecommunication expenses and rent also decreased by $0.5  and $0.1 million, respectively. Our bad debt expense also decreased by $0.4 million over the same quarter last year.

     Impairment of Assets. In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. We determined the online marketing asset with Excite@Home would not be fully realized and it was partially written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies, Encryptix and Campus Pipeline, of $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million. In the third quarter of 2001, Excite@Home filed for bankruptcy and we recorded an additional charge of $2.5 million for the impairment of our remaining marketing asset with Excite@Home.

Other Income

     Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased 50.0% to $0.1 million for the three months ended March 31, 2002 from $0.2 million for the three months ended March 31, 2001. The decrease was primarily due to a reduction in cash available for investment in the first quarter of 2002.

Net Loss

     Net Loss. For the three months ended March 31, 2002, our net loss available to common stockholders was $8.4 million or $1.12 per share. For the three months ended March 31, 2001, our net loss was $28.0 million or $3.77 per share. The decrease in the net loss was primarily due to:

•	Charge for impairment of assets of $15.4 million;

•	Increased revenue by $2.9 million in 2002;

•	Discontinuation of periodic amortization for goodwill of approximately $2.0 million in 2002;

•	Decreased sales and marketing expenses of $2.0 million from reduced payroll expenses, office related expenses and advertising expenses.

These factors contributing to our decrease in net loss available to common stockholders, were offset by the following factors:

•	Recording of the value of the beneficial conversion feature of approximately $3.0 million in 2002;

•	Preferred stock dividends of $0.4 million in 2002.

Liquidity and Capital Resources

     Our cash and cash equivalents increased by $18.5 million during the three months ended March 31, 2002, from $8.8 million as of December 31, 2001. The increase resulted primarily from the issuance of Series G Preferred Stock for $20.0 million, net of issuance costs of $0.2 million. Additionally, current liabilities increased $3.6 million primarily due to an increase in accounts payables of $3.2 million and accrued liabilities of $1.2 million, partially offset by a decrease in other current liabilities. This increase in cash was partially offset by an increase in accounts receivables of $3.2 million primarily due to an increase of $1.8 million in credit card receivables and $1.4 million in accounts receivable due from clients who process their own credit card transactions but use our ticketing solutions. This increase in accounts receivable was related to a timing issue at the quarter ended March 31, 2002. These funds were received in April 2002.

     We have incurred losses since our inception and, given our decision to continue to invest our capital in infrastructure and business expansion, we expect to continue to incur losses in the future. We also anticipate purchasing additional property and equipment during 2002. We currently have contractual commitments, principally lease obligations, advertising, and client marketing agreements, of approximately $7.2 million during the next 12 months and lesser amounts in the years thereafter. Further, we, and some of our current and former directors and officers, have been named in various legal complaints. We have tendered these matters to our insurance carriers for coverage of legal fees and costs incurred in connection with the defense of these matters, as well as for any potential liability found against us and any named officers and directors. Insurance coverage and the extent of coverage on these matters is subject to final determination by our insurance carriers and is subject to a deductible. Additionally, we have entered into a contingent fee arrangement with our legal counsel in the Ticketmaster action to mitigate our further expenditures on fees, although we will continue to bear significant costs associated with this litigation. Under the contingent fee arrangement, our legal counsel will be entitled to 50% of the recovery, if any, that we may receive in the Ticketmaster litigation.

     We believe that our existing cash and cash equivalents are sufficient to meet these needs and fund our operations for at least the next 12 months. However, while we do not expect a significant fall off in our revenue or related operating cash flows, due to the largely fixed nature of our infrastructure costs, such a fall off resulting from events such as further terrorist attacks, an extended major league baseball strike or lock out, the loss of major clients, or other causes, could result in our needing an additional capital infusion. In addition, our Series F Preferred Stock and Series G Preferred Stock accrue cumulative dividends at a rate of nine percent per year, compounding quarterly. While we will likely pay these dividends by issuing additional shares of our Common Stock, we may elect to pay them in cash. We are also obligated to redeem our Series F Preferred Stock and Series G Preferred Stock in 2006 and 2007, respectively, as described above. We cannot assure you that we will have sufficient financial resources to make those redemption payments or be able to obtain replacement financing on those redemption dates. We also cannot assure you that if additional capital is required that it will be available on reasonable terms or at all. In addition, the holders of our Series F Preferred Stock and Series G Preferred Stock have the right to prevent us from incurring any further debt or issuing additional equity securities.

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

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We continue to invest capital in our infrastructure and business expansion to obtain and develop new software and code line to enhance our ticketing inventory management and to offer customized products to our clients. Our intention is not to market and resell the specific software and code line, but to use it in the management of ticket inventory and processing. As of March 31, 2002, capitalized computer software costs were $2.4 million, net of accumulated amortization.

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

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for purchases are included in goodwill. As disclosed in the consolidated financial statements, we had goodwill in the amount of $34.2 million, net of accumulated amortization, as of March 31, 2001. In the three months ended March 31, 2001, goodwill was amortized on the straight-line method over a 10-year period. Inherent in such valuations, we must make certain judgments, estimates, and assumptions about our strategic plans with regard to our operations. There are many assumptions and estimates underlying the determination of an impairment event or loss. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations. Additionally, under the new guidelines of SFAS 142, the assessment of the recoverability of goodwill will be impacted if the fair market value does not exceed the carrying value. Adoption of this standard could produce a significant impairment in the second quarter of 2002.

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

Forward Looking Information Regarding Cost of Services

     We May Become Subject To State Regulation Of Ticket Sales, Which Could Impose Restrictions On The Manner And Pricing Of Our Ticket Sales. Many states and municipalities have adopted statutes regulating ticketing transactions within their jurisdictions. We cannot be certain whether any of these laws and regulations may be determined to be applicable to our business or whether new laws and regulations potentially adverse to our business will be adopted. We are currently the target of a complaint by two individuals seeking a consumer class based on the violation of scalping regulations and may be the target of additional complaints in the future. If we become subject to additional laws and regulations, the manner and pricing of our ticket sales may be restricted, which could have an adverse effect on our revenues. Some states and municipalities require that ticket sellers obtain a resellers license. One or more states or municipalities could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction’s reseller statute. Because we believe these statutes to be inapplicable to our activities, we may not be in compliance with these statutes. Governmental agencies or authorities could also argue that other state or local licensing or “ticket scalping” statutes apply to our activities. These statutes, among other things, limit the amount of service charges and other fees that may be charged in connection with ticket sales. Other state and local regulations establish maximum service fees on tickets for certain sporting and other events.

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

     Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that we evaluate on a regular basis for impairment. Under SFAS No. 142, Goodwill and Other Intangibles, we will be required to test for impairment using estimated fair value of the reporting units as well as undiscounted cash flows. As of March 31, 2002, we had goodwill and other intangible assets of $40.5 million. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, an additional impairment charge would be taken, thereby significantly affecting our operating results.

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

     Our Principal Stockholders Own a Majority of Our Capital Stock and Control the Company. Following the consummation of the Series F Preferred Stock and the Series G Preferred Stock transactions, investment entities affiliated with General Atlantic Partners, LLC hold a majority of the total voting power of our capital stock. As a result, they can control any matters submitted to a vote of the stockholders, including the election of directors. Such concentration of ownership may have the effect of delaying or preventing a change in control in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     On February 27, 2002 the United States District Court, Central District of California, Western Division issued an order revising the framework within which to complete discovery and trial preparation. Based on the order, September 1, 2002 was established as the date for the completion of discovery and the trial date was set for February 3, 2003. Discovery, including interrogatories, document production and depositions are ongoing as of this date.

     In June of 2001, we have entered into a contingent fee agreement with our counsel providing that should we prevail in the litigation, our counsel may receive fifty percent of any recovery in exchange for a deferral of continuing legal fees.

     William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, we and certain of our current and former directors and officers were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. We were also named in six other, similar cases also pending in the federal district court in the Southern District of New York. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Similar cases have been filed against a number of other companies and their underwriters. There has been limited activity in these cases to date.

     NAP Venture Partners LLC ; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit was originally filed in Los Angeles Superior Court, but following a change in venue, the case is currently pending in Orange County Superior Court, County of Orange, State of California, assigned the case number of 01CC14946. The suit seeks damages in an unspecified amount and asserts 6 causes of action: breach of written contract, breach of the implied covenant of good faith and fair dealing, violation of the Unfair Competition Act and Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for, among other things, us to make an investment in the plaintiff, which was engaged in the development and construction of a new venue complex in Ohio, and a Ticketing Services Agreement providing for us to provide ticketing services to the venue once completed. All investments to be made by us were tied to certain construction milestones, to ensure that progress of the development was continuing. Following our first scheduled payment of funds, the plaintiff returned all sums previously paid by the us and sought to cancel the agreement, to which we refused. This suit followed seeking, among other things, cancellation of the agreement.

     Robert Smola and Barry Sturner vs. Tickets.com, inc., and Chicago National League Ball Club, Inc. On April 29, 2002, we were served with a complaint seeking to certify three separate plaintiff consumer classes and seeking damages against us and the Chicago Cubs National League baseball team, based on alleged violations to two Illinois statutes: (i) the Illinois Scalping Act and (ii) the Illinois Consumer Fraud and Deceptive Business Practices Act. The case was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division, case number of 02CH0813.

     The complaint cites that the amount of the ticket convenience fee charged to a consumer is based on the face value of the ticket, however, the actual service rendered for which the convenience fee is charged is no different for a higher priced ticketed than it is for a lower priced ticket. The complaint alleges that this variance in the assessed amount of the convenience fee, based solely on the face value of a ticket, is unreasonable and is accordingly, in violation of the Scalping Act.

     The complaint further alleges that the convenience fee assessed for the purchase of tickets “will-call” is unreasonable as no “service” is rendered to the ticket buyer and accordingly, such practice is a violation of the Scalping Act. The complaint finally alleges that the amounts assessed for shipping and handling fees, as well as the method for the selection of shipping and handling options on Cub’s Web site are violations of the Consumer Fraud Act.

     We are currently evaluating the plaintiff’s claims and intend to retain counsel to provide us a defense in this matter.

Item 2. Changes in Securities and Use Of Proceeds

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

     In March 2002, the Company entered into a letter of agreement with General Atlantic Partners 74, L.P. pursuant to which GAP 74 loaned $1 million to the Company in exchange for the issuance by the Company of a senior promissory note in favor of GAP 74. The promissory note was in the principal amount of $1 million and accrued interest at a rate of nine percent per year. The promissory note was due and payable on April 15, 2002. On March 25, 2002 the Company sold the shares of its Series G Preferred Stock as described above and the Company used a portion of the proceeds from such sale to satisfy the Company’s debt to GAP74 pursuant to the promissory note. Mr. Braden R. Kelly, a director of the Company, is a managing member of General Atlantic Partners, LLC, the general partner of GAP 74.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Forms 8-K

     (a)  None

     (b)  Reports on Form 8-K:

1.	On March 18, 2002, we filed a Current Report on Form 8-K reporting under Items 1, 5 and 7, the execution of a stock purchase agreement by and among us and General Atlantic Partners 74 L.P., GAP Coinvestment Partners II, L.P. and GapStar, LLC providing for the sale by us of our Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock and warrants to purchase our Common Stock.

2.	On March 29, 2002, we filed a current report on Form 8-K reporting under Items 1 and 7, the execution of a letter agreement with General Atlantic 74 L.P. providing for a loan to us of $1.0 million in exchange for a senior promissory note.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Tickets.com, Inc. (Registrant)

Dated: May 14, 2002	/s/ RONALD BENSION Ronald Bension Chief Executive Officer (Principal Executive Officer)

/s/ ERIC P. BAUER Eric P. Bauer Chief Financial Officer (Principal Financial and Accounting Officer)