Form 10-Q
period 2002-06-30
TICKETS COM INC
filed 2002-08-19
CIK 1038083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes        No

         As of August 14, 2002, there were approximately 7,555,161 shares of the Registrant’s Common Stock, par value $ .000225 per share, outstanding.

TICKETS.COM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$23,294	$8,779

Restricted cash	1,114	2,552

Accounts receivable, net of allowances of $1,688 and $1,824, respectively	10,048	5,808

Prepaid expenses and other current assets	7,740	7,966

Total current assets	42,196	25,105

Property and equipment, net	2,446	14,517

Goodwill	8,000	30,958

Intangible assets, net	6,291	9,546

Other assets	2,839	4,291

Total assets	$61,772	$84,417

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Accounts payable	$14,783	$12,320

Accrued liabilities	4,925	4,660

Other current liabilities	3,295	4,427

Total current liabilities	23,003	21,407

Long-term liabilities	491	950

Total liabilities	23,494	22,357

Commitments and contingencies

Series F Senior Cumulative Redeemable Convertible Preferred Stock, $.000225 par value; 28,333 shares authorized, 28,333 shares issued and outstanding in 2002 and 2001, liquidation preference: $18,511	18,143	17,206

Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock, $.000225 par value; 8,475 shares authorized; 8,475 shares issued and outstanding in 2002; liquidation preference: $20,485	20,200	—

Stockholders’ (deficit) equity:

Common Stock, $.000225 par value; 225,000 shares authorized; 7,546 shares issued and outstanding	2	2

Additional paid-in capital	326,389	323,404

Accumulated deficit	(325,958)	(278,039)

Officer loan	(279)	(279)

Accumulated other comprehensive loss	(219)	(234)

Net stockholders’ (deficit) equity	(65)	44,854

Total	$61,772	$84,417

The accompanying notes are an integral part of these condensed consolidated financial statements

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$17,501	$16,618	$35,051	$31,249

Cost of services	8,592	8,955	17,857	18,654

Gross profit	8,909	7,663	17,194	12,595

Operating expenses:

Sales and marketing	2,801	5,229	5,930	10,470

Technology development	3,779	3,499	7,579	7,052

General and administrative	7,088	8,161	13,469	16,985

Impairment of assets	9,527	—	9,527	15,434

Total operating expenses	23,195	16,889	36,505	49,941

Loss from operations	(14,286)	(9,226)	(19,311)	(37,346)

Other income, net	88	70	142	199

Loss before provision for income taxes and cumulative effect of change in accounting principle	(14,198)	(9,156)	(19,169)	(37,147)

Provision (benefit) for income taxes	(6)	42	26	42

Net loss before cumulative effect of change in accounting principle	(14,192)	(9,198)	(19,195)	(37,189)

Cumulative effect of change in accounting principle	—	—	(24,325)	—

Net loss	(14,192)	(9,198)	(43,520)	(37,189)

Preferred stock dividends	(892)	—	(1,291)	—

Accretion of preferred stock to redemption value	(79)	—	(145)	—

Value of preferred stock beneficial conversion feature	—	—	(2,963)	—

Net loss available to common stockholders	$(15,163)	$(9,198)	$(47,919)	$(37,189)

Loss per share — basic and diluted:

Net loss available to common stockholders before cumulative effect of change in accounting principle	$(2.01)	$(1.24)	$(3.13)	$(5.01)

Cumulative effect of change in accounting principle	$—	$—	$(3.22)	$—

Total	$(2.01)	$(1.24)	$(6.35)	$(5.01)

Weighted average common shares outstanding	7,544	7,424	7,544	7,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows From Operating Activities:

Net loss	$(43,520)	$(37,189)

Adjustments to reconcile net loss to net cash used in operating activities:

Cumulative effect of change in accounting principle	24,325	—

Impairment of assets	9,527	15,434

Depreciation and amortization	5,733	10,231

Provision for doubtful accounts	160	1,100

Loss on disposal of equipment	215	—

Changes in Operating Assets and Liabilities:

Accounts receivable	(4,397)	2,706

Prepaid expenses and other assets	1,321	(549)

Accounts payable	2,462	2,878

Accrued liabilities	265	135

Deferred revenue and other liabilities	(767)	17

Net cash used in operating activities	(4,676)	(5,237)

Cash Flows From Investing Activities:

Purchases of property and equipment	(1,146)	(2,256)

Change in restricted cash	1,438	100

Net cash provided by (used in) investing activities	292	(2,156)

Cash Flows From Financing Activities:

Proceeds from issuance of Series F Senior Cumulative Redeemable Convertible Preferred Stock, net of issuance costs	—	6,078

Proceeds from issuance of Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock, net of issuance costs	19,701	—

Proceeds from issuance of promissory note	1,000	—

Principal payments on long-term debt and promissory note	(1,824)	(1,368)

Proceeds from issuance of common stock	22	55

Net cash provided by financing activities	18,899	4,765

Net increase (decrease) in cash and cash equivalents	14,515	(2,628)

Cash and cash equivalents, beginning of period	8,779	19,926

Cash and cash equivalents, end of period	$23,294	$17,298

Supplemental Disclosure of Cash Flow Information:

Interest paid	$37	$141

Taxes paid	$33	$35

Supplemental Disclosure of Non-cash Financing Activities:

The Company will satisfy its preferred dividend requirements by either the issuance of common stock or cash. Such dividend requirements totaled approximately $ 2.0 million from the date of issuance of the Series F Preferred Stock and Series G Preferred Stock through June 30, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, except for the adoption of Financial Accounting Standard No. 142 and asset write downs pursuant to Financial Accounting Standard No. 144, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three months and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition contained in our annual report on Form 10-K for the year ended December 31, 2001.

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

         Comprehensive Loss

         Differences between net loss as reported and comprehensive loss are related to foreign currency translation adjustments. A reconciliation of comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(14,192)	$(9,198)	$(43,520)	$(37,189)

Foreign currency translation adjustment	69	(90)	15	(2)

Comprehensive loss	$(14,123)	$(9,288)	$(43,505)	$(37,191)

         Cash Equivalents

         We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Additionally, our cash is segregated into two classifications, cash and client cash, whereas client cash represents monies we have collected on behalf of our clients and to be remitted to our clients in accordance with related agreements. An associated client accounts payable is recorded at the time the liability has occurred. Cash and cash equivalents consisted of the following as of:

	June 30,	December 31,
	2002	2001

Cash and cash equivalents	$17,727	$1,260

Client cash	5,567	7,519

Total	$23,294	$8,779

         Restricted Cash

         We have $1.1 million as collateral with our credit card processor and at various banks.

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

         Goodwill and Intangible Assets

         Goodwill represents the excess of cost over the fair value of net identified assets acquired in business combinations accounted for under the purchase method. Intangible assets consist primarily of the portion of the purchase price of businesses acquired allocated to existing technology, customer relationships and tradenames.

         Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142), which states that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but are to be tested for impairment at least annually or when events or circumstances indicate that their carrying value may be impaired. Assembled workforce of $2.3 million no longer meets the definition of a separately identifiable intangible asset under the provisions of Financial Accounting Standard No. 141, Business Combinations, and was reclassified as goodwill as of January 1, 2002. Additionally, with the adoption of FAS 142, the life of tradenames was determined to be indefinite and, therefore, we ceased amortization thereof as of January 1, 2002. In accordance with FAS 142, we are required to perform a two-step transitional impairment review, with the first step to be completed as of June 30, 2002. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is greater than its carrying value. This step has been completed and it was determined that the carrying value of each of our reporting units exceeded the fair values, therefore, the second step of the test is required to determine if the carrying value of the goodwill exceeds the implied fair value. The fair value of each reporting unit was estimated by a third party appraisal firm considering both an income and market multiple approach. The second step of the test quantified the amount by which the carrying value exceeded the fair value of the respective assets and resulted in a total goodwill and indefinite life intangibles impairment charge of $24.3 million related to $7.4 million of our Ticketing Services Group business unit, $6.0 million of our Internet Ticketing Group business unit, $6.5 million of our International Group business unit and $4.4 million of Other. In accordance with the provisions of FAS 142, this $24.3 million charge was recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002 and is presented in our Statement of Operations for the six months ended June 30, 2002. During the quarter ended June 30, 2002, we also recorded an impairment charge on certain other long term assets (Note 5).

         Goodwill and intangible assets consist of the following (in thousands):

		June 30, 2002					December 31, 2001

	Amortization	Gross	Accumulated			Gross	Accumulated
	Period	Carrying Amount	Amortization	Impairment	Net	Carrying Amount	Amortization	Net

Goodwill	Indefinite	$41,061	$(10,103)	$(22,958)	$8,000	$41,061	$(10,103)	$30,958
Trade names	Indefinite	7,740	(5,183)	(1,367)	1,190	7,740	(5,183)	2,557

		48,801	(15,286)	(24,325)	9,190	48,801	(15,286)	33,515

Core technology	60 months	11,410	(10,023)	(347)	1,040	11,410	(8,882)	2,528

Customer relationships	120 months	7,541	(3,457)	(23)	4,061	7,541	(3,080)	4,461

		18,951	(13,480)	(370)	5,101	18,951	(11,962)	6,989

Total goodwill and intangibles		$67,752	$(28,766)	$(24,695)	$14,291	$67,752	$(27,248)	$40,504

         We have four reporting units which are consistent with our operating segments. Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. The following table is the change in goodwill from January 1, through June 30, 2002 by segment (in thousands):

			International
	TSG	ITG	Group	Other	Total

Goodwill as of January 1, 2002	$6,868	$9,559	$10,164	$4,367	$30,958

Goodwill impairment	(6,868)	(5,169)	(6,554)	(4,367)	(22,958)

Goodwill as of June 30, 2002	$—	$4,390	$3,610	$—	$8,000

         Had the provisions of SFAS 142 been applied for the three and six months ended June 30, 2001, our adjusted net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net loss, before cumulative effect of change in accounting principle, as reported:	$(14,192)	$(9,198)	$(19,195)	$(37,189)

Amortization of goodwill and intangibles	—	2,360	—	4,720

Adjusted net loss, before cumulative effect of change in accounting principle	$(14,192)	$(6,838)	$(19,195)	$(32,469)

Net loss per share, before cumulative effect of change in accounting principle:

Basic and diluted net loss per share, as reported	$(2.01)	$(1.24)	$(3.13)	$(5.01)

Add back above amortization	—	0.32	—	0.50

Adjusted basic and diluted loss per share	$(2.01)	$(0.92)	$(3.13)	$(4.51)

         Estimated future amortization expense of intangible assets as of June 30, 2002 is as follows:

Fiscal year:	Amount
2002 (remaining 6 months)	$472

2003	943

2004	497

2005	348

2006	348

2007	348

Thereafter	2,145

$5,101

         Had the impairment loss been recorded upon initial adoption of SFAS No. 142 during the first quarter of 2002, the net loss and per share data for the three months ended March 31, 2002 would have been as follows:

Three Months Ended
March 31, 2002

(In thousands,
except per share
data)
Net loss before cumulative effect of change in accounting principle, as reported	$(8,430)

Effect of cumulative change in accounting principle	(24,325)

Net loss	$(32,755)

Loss per share — basic and diluted:

Net loss available to common stockholders before cumulative effect of change in accounting principle	$(1.12)

Cumulative effect of change in accounting principle	(3.23)

Net loss available to common stockholders	$(4.35)

     Revenue Recognition

         We primarily generate revenue from per ticket service fees charged directly to consumers who order tickets through our web site, call distribution centers, interactive voice response or retail outlets. In addition, we charge a handling fee to consumers for all tickets sold by us, other than through retail outlets. We recognize service fee and handling fee revenue from ticket sales at the time the sale is made. From time to time, we enter into contracts with clients whereby we pay a portion of the clients’ share of these fees up front. When this occurs, the up front fees are amortized against revenue over the period of the contract under the terms of the underlying contracts. Additionally, we may collect the cost of the tickets and other fees from the consumer on behalf of our clients. Such amounts are not recorded as revenue. The cost of the ticket and certain fees are refundable if the related event is cancelled. We would typically be reimbursed by our clients for the cost of any such tickets and record a provision for estimated fee refunds at the time of sale. Such refunds for our fees have been historically insignificant, except for the fees refunded due to the tragic events of September 11.

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

         In connection with six of our ticketing service agreements, we have made payments to these venues for certain exclusivity and other ticketing services rights granted over the term of the applicable agreement. We have, in the past, recorded these payments as prepaids and have amortized these payments to advertising expense over the term of the applicable contract. The unamortized balance of these payments is $4.2 million at June 30, 2002. In 2001, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” which changed the accounting for these types of payments. EITF Issue No. 00-22 requires that the amortization be recorded as reduction or offset to revenue. Reclassifications have been made in the 2001 statements to conform to the 2002 presentation. The impact for the current period is lower revenue and lower sales and marketing expenses of $ 0.2 million and $ 0.4 million for the three and six month periods ended June 30, 2002, respectively.

         In 2001 the Emerging Issues Task Force issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).” Effective January 1, 2002, we have adopted EITF 01-09. Pursuant to the consensus of Issue 01-09, cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. In June 2000, we entered into an agreement with MLB Advanced Media, LP, the interactive media company of Major League Baseball. Under the terms of the agreement, we are the provider of online ticketing services and e-commerce infrastructure for Major League Baseball. In connection with this agreement, we issued a warrant to purchase 250,000 shares of our common stock at an exercise price equal to $30.45 per share. The warrant was valued at $4.1 million using the Black-Scholes Options Pricing Model and is being amortized on a straight-line basis over the life of the contract of 40 months. The warrants issued in connection with the MLB Advanced Media LP agreement are considered to be a sales incentive and, therefore, the amortization of these warrants should be classified as a reduction to revenue in the statement of operations. Our consolidated financial statements for prior periods presented for comparative purposes have been reclassified to comply with the revised statement of operations display requirements. The result of this adoption was a decrease in revenue with a corresponding decrease in general and administrative expenses of $ 0.3 million and $ 0.6 million in the three and six months ended June 30, 2001, respectively. The impact for the current period is lower revenue and lower general and administrative expenses of $ 0.3 million and $ 0.6 million for the three and six month periods ended June 30, 2002, respectively.

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

         Net Loss Per Share

         Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in our earnings. Potentially dilutive securities, all outstanding options as of June 30, 2002 of 1.9 million, are excluded from the calculation of diluted loss per share since their inclusion would be antidilutive.

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

         In August 2001, the Financial Accounting Standard Board ("FASB") issued FAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with the early application encouraged and generally are to be applied prospectively. We adopted FAS 144 on January 1, 2002. Effective January 1, 2002, we also adopted FAS 142. In accordance with FAS 142, we are required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. The first step of the transitional review of FAS 142 indicated that we had a potential impairment of our other long-lived assets in accordance with FAS 144. The recoverability of such long-lived assets was evaluated in accordance with FAS No. 144 and an impairment charge of $9.5 million, including property and equipment of $9.1 million and other intangibles of $0.4 million, was recorded in the quarter ended June 30, 2002 to write down these related assets to their estimated fair value based on discounted cash flows and a third party appraisal. The impairment related to long-lived assets in the TSG segment.

         In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. Management believed the online marketing relationship with Excite@Home would not be realized and was written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies of $1.5 million. This resulted in a decrease in current assets of $7.5 million and other long-term assets of $7.9 million in the first quarter of 2001.

6.	Business Segment Reporting

         The operating segments below reflect the segmentation of the business under which management evaluates financial data to make operating decisions and assess performance. We are organized into four reportable operating segments: Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing online ticketing solutions to its domestic clients. The International Group focuses on providing online ticketing solutions to its international clients. Segment performance measurement is based on operating income before other corporate expenses, interest income and expense and income taxes. Since we do not evaluate performance based on return on assets at the operating segment level, assets are not traced internally by segment. Therefore, segment asset information is not presented. Other corporate expenses principally consist of unallocated administrative support and technology functions. The effects of inter-segment sales have been eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Revenue:

TSG	$10,762	$10,180	$21,594	$19,175

ITG	5,035	4,639	10,022	8,746

International	1,617	1,422	3,013	2,630

Other	87	377	422	698

Total revenue	17,501	16,618	35,051	31,249

Gross profit:

TSG	4,523	4,125	8,553	6,890

ITG	3,280	2,380	6,359	3,620

International	1,020	859	1,862	1,507

Other	86	299	420	578

Total gross profit	8,909	7,663	17,194	12,595

Operating income/(loss):

TSG	2,136	29	3,664	(1,250)

ITG	2,047	(493)	3,454	(2,085)

International	296	(12)	442	(252)

Other	(940)	(965)	(1,597)	(1,848)

Total segment operating income/(loss)	3,539	(1,441)	5,963	(5,435)

Other operating expenses:

Administrative support and technology functions	(5,849)	(5,735)	(10,889)	(12,067)

Depreciation and amortization	(2,449)	(2,050)	(4,858)	(4,410)

Impairment of assets	(9,527)	—	(9,527)	(15,434)

Loss from operations	$(14,286)	$(9,226)	$(19,311)	$(37,346)

7.	Litigation

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

         Until the time that this case goes to trial, there remains a possibility that Ticketmaster Online-CitySearch may file a motion for summary judgment against us. While the results of bringing such a motion are not currently predictable, it is possible that the court could grant such a motion, in whole or in part, thereby eliminating some or all of the claims that we are currently seeking against Ticketmaster Online-CitySearch.

         As of the most recent order of the Court, the new completion date for non-expert discovery is October 1, 2002 and the new trial date is March 1, 2003.

         James Goodman vs. Tickets.com, Inc. On May 24, 1999, James Goodman, a former employee of California Tickets.com, Inc., our predecessor, filed a lawsuit against us in the Los Angeles County Superior Court, State of California, case number BC210832, claiming damages for breach of written and verbal contract and breach of the implied covenant of good faith and fair dealing. The complaint sought damages in an unspecified amount and an entitlement to a stock option covering 6,945 shares of our common stock (the grant amount is adjusted to reflect the one-for-eight reverse stock split effected by us on July 23, 2001). The case arose from a grant of an option to purchase the subject shares which was set forth in an offer of employment letter presented to the plaintiff by California Tickets.com. The plaintiff’s employment was subsequently terminated, prior to the option being formalized by obtaining approval of the board of directors or preparation of the appropriate documentation. At or near the same time as the plaintiff’s employment was terminated, we and California Tickets.com entered into an agreement providing for the merger of California Tickets.com with and into Advantix, Inc., which subsequently changed its name to Tickets.com, Inc.

         Trial for this matter was in late May 2002. On June 3, 2002, the jury returned a verdict in favor of the plaintiff in the amount of $771,976. The amount of the verdict was based on the amount the plaintiff would have received had he been able to exercise the subject options and sell his shares of our common stock, following our initial public offering, while our stock was trading at a peak price. The jury also found that the subject offer letter constituted a valid employment agreement with the plaintiff. Judgment was entered on this matter on July 15, 2002 and on July 19, 2002 plaintiff served a copy of Notice of Entry of Judgment on our counsel. In the second quarter of 2002, we recorded an accrual of $1.0 million for this potential liability, including estimated legal costs.

         On July 24, 2002, we filed an Ex Parte Application to Stay Enforcement of the Judgment and the court ruled that enforcement of the Judgment would be stayed until September 27, 2002. On August 2, 2002, we filed a Notice of Intention to File a Motion for New Trial. Hearing on this motion has not been set.

         Thomas Rogers, et. al, vs., Sterling Foster & Co., Inc., LaserGate Systems, Inc,. et. al. Lasergate Systems, Inc., which through a stock acquisition, is one of our wholly owned subsidiaries, is one of several defendants named in a consolidated action filed in the United States District Court for the Eastern District of New York, case number 97 CV 00189. The complaint in this action alleges that Lasergate failed to disclose, in a 1994 registration statement filed with the Securities and Exchange Commission, that prior to the date of the offering of Lasergate securities, Sterling Foster & Co., Inc., the underwriter of the offering, had secretly agreed to release several shareholders from

“lock-up” agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The plaintiffs allege that Lasergate violated Sections 11 and 12(2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business law, as well as made other negligent misrepresentations. On August 5, 1999, Lasergate filed a motion with the court to dismiss the complaint against it. In June of 2002, the court issued its decision on the motion to dismiss, whereby plaintiff’s claims asserted under Section 349 of the New York General Business law and claims based on alleged negligent misrepresentations were dismissed. The court sustained plaintiff’s claims asserted under Securities Act of 1933 and the Securities Exchange Act of 1934.

         We are in the process of preparing an answer to the remaining claims in the case. We also intend to file a cross-claim against Sterling Foster & Co. and certain former principals of Sterling Foster & Co. for indemnity. The plaintiffs are now required to file a motion to certify that a valid class exists in order to proceed with this case as a class action.

         While there remains a possibility that a judgment may be obtained by the plaintiffs in an amount greater that the limits of Lasergate’s directors and officer’s liability insurance policy, it is anticipated that the case will be resolved within policy limits.

         William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, we and certain of our current and former directors and officers together with our lead underwriter, Morgan Stanley Dean Witter, and certain investment banks were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. We were also named in six other, similar cases also pending in the federal district court in the Southern District of New York. These complaints were brought as purported shareholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. There has been limited activity in these cases to date.

         On March 7, 2002, one of the plaintiff’s lead counsel proposed that the issuers and plaintiffs enter into non-binding mediation in an attempt to pare the case down to ultimately the plaintiffs and the underwriters. Upon the agreement of the defendant/issuers (one of which is ours), mediation hearings have been conducted and are currently concluding.

         In addition to the foregoing, the plaintiffs are also circulating a dismissal and tolling agreement wherein the case will be dismissed against all individual defendants, with prejudice, where the entity associated with an individual defendant maintains insurance and the individual defendant agrees to a tolling agreement wherein the statute of limitations as to the defendants is tolled enabling the plaintiffs to re-file an action against an individual defendant, should additional facts be discovered giving rise to a viable claim against an individual defendant. No draft proposals have been circulated.

         NAP Venture Partners LLC; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit was originally filed in Los Angeles Superior Court, but following a change in venue, the case is currently pending in Orange County Superior Court, State of California, case number 01CC14946. The Complaint asserts numerous causes of action: (i) breach of written contract; (ii) breach of the implied covenant of good faith and fair dealing; (iii) violation of the Unfair Competition Act; (iv) declaratory relief; and (v) violation of California Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for us to make an investment in the plaintiff (NAP), who was engaged in the development and construction of a new venue complex in Ohio, and a ticketing services agreement for us to provide ticketing services to the venue once completed. Upon completion of construction, we were to provide all ticketing services to the new venue on behalf of the plaintiff pursuant to a ticketing services agreement executed simultaneously with the investment agreements.

         The investment was structured to occur in multiple payments tied to certain construction milestones, to ensure that progress of the development was continuing. Several months after the our first scheduled investment in the amount of $150,000, NAP abruptly returned the investment amount and advised us that our participation in the project was off and advised us it was terminating the Ticketing Services Agreement. Subsequent to the return of the investment amounts, the plaintiff entered into a similar transaction with one of our competitors. The subject suit followed, with the plaintiffs seeking, among other things, a declaratory judgment that the Ticketing Services Agreement is terminated.

         A hearing on the demurrer was originally set for January 9, 2002, but subsequently taken off calendar to accommodate a non-binding mediation hearing between the parties on February 6, 2002. At the conclusion of the mediation, which proved unsuccessful in bringing a resolution to case, it was determined to allow this case to continue with discovery and proceed to trial.

         Our demurrer was heard on March 6, 2002 and was sustained in part and overruled in part.

         On March 26, 2002, we filed an answer to the plaintiff’s unverified first amended complaint. In addition, we filed a cross-complaint against the plaintiffs, asserting causes of action for (i) breach of contract; (ii) breach of the covenant of good faith and fair dealing; (iii) unjust enrichment; (iv) fraud; and (v) unfair business practices.

         Discovery is currently proceeding in this case and no trial date has been set.

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

         No trial date has been set for this matter.

         R4 Holdings vs. Tickets.com. On June 13, 2002, we were served and accepted service of a summons and complaint on behalf of certain of our officers, directors and former stockholders. The complaint was filed in Orange County Superior Court, State of California, case number 02CC06740, and seeks damages on several causes of action alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with contract, (iv) fraudulent misrepresentation and fraudulent inducement, (v) breach of fiduciary duty, and (vi) civil conspiracy. The complaint generally alleges that plaintiffs, R4 Holdings, LLC (“R4”) and Hill International, Inc. (“Hill”, and together with R4, the “Plaintiffs”), both under the direction and control of Irvin Richter, are founding shareholders of our Company. The complaint further alleges that pursuant to its investment in us, the Plaintiffs were parties to a certain stockholder agreement and an amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”) with us, which, among other things, entitled R4 to appoint two members to our Board of Directors (the “Board”). Pursuant to these agreements, Plaintiffs appointed Irvin Richter to the Board as one of its designees.

         The complaint also states that in contemplation of our planned initial public offering of common stock, and by virtue of the Investors’ Rights Agreement, R4 and Hill were required to execute lock-up agreements wherein the Plaintiffs agreed to refrain from trading their shares in us for a period of 180 days following the date of any such initial public offering (the “Lock-Up Agreement”). Subsequent to the execution of the Lock-Up Agreement, the complaint alleges that the Board declined R4’s nominee for its additional member of the Board, and ultimately caused Irvin Richter to be removed from the Board prior to the initial public offering. The Plaintiffs allege that as a result of their loss of seats on the Board, they were no longer bound by the terms of the Lock-Up Agreement and further, that we and our Board fraudulently induced the Plaintiffs into executing the Lock-Up Agreement. The complaint alleges that the members of the Board conspired against the Plaintiffs by: (i) inducing them to execute the Lock-Up Agreement, (ii) causing Mr. Richter’s removal from the Board, (iii) from preventing the Plaintiffs nominee to be appointed as a member of the Board, and (iv) from preventing the Plaintiffs from being able to trade their shares in our common stock at the time of the initial public offering.

         This is the third such action brought against us by the Plaintiffs. The first action was voluntarily dismissed by the Plaintiff and subsequently re-filed in the State of New Jersey. The New Jersey action was dismissed following a motion to dismiss being filed by us on the theory of improper venue and “forum non-conveniens”. Following dismissal of the New Jersey action, the Plaintiffs filed the subject action in the State of California.

         Discovery in the present action is in the beginning stages and no trial date has been set.

         The ultimate outcome of all of the above matters is not presently determinable.

         In the normal course of business, we are also subject to ordinary routine litigation incidental to the business. While the results of this litigation cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material adverse effect on our consolidated results of operations or financial condition.

8.	Redeemable Preferred Stock

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

         The Series F Preferred Stock ranks senior to our common stock. If we pay dividends on our common stock then the holders of the Series F preferred stock will receive the same dividends as if their shares of Series F Preferred Stock were converted into common stock. In addition, we will pay cumulative dividends on the Series F Preferred Stock at the rate of nine percent per year of the Series F Accreted Value (as defined below), less any cash dividends paid to the holders of the Series F Preferred Stock because of a dividend paid on the common stock as described in the second sentence of this paragraph. The cumulative dividends accrue and compound quarterly whether or not declared by our Board of Directors. As of June 30, 2002, accrued dividends were approximately $1.5 million. The accretion of the Series F Preferred Stock redemption value was $0.3 million for the quarter ended June 30, 2002. Each share of Series F Preferred Stock is convertible at the option of the holders of the Series F Preferred Stock into shares of common stock at a conversion ratio equal to the Series F Accreted Value divided by $0.60, subject to antidilution adjustments as described below (the “Series F Conversion Price”). Initially, each share of Series F Preferred Stock was convertible into one share of common stock. However, as a result of the one-for-eight reverse stock split we effected July 23, 2001, each eight shares of Series F Preferred Stock became convertible into one share of common stock.

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

Series G Preferred Stock

         On March 25, 2002, we sold 8,474,576 shares of our Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock (the “Series G Preferred Stock”). We also sold warrants (the “Warrants”) to purchase 1,800,000 shares of our common stock, at an exercise price of $2.36 per share. We received an aggregate purchase price of $20.0 million for the sale of the Series G Preferred Stock and the Warrants, less $0.3 million in issuance costs. The purchasers of the Series G Preferred Stock were General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., and GapStar, LLC. On March 18, 2002, we filed a Form 8-K describing the transaction and the terms of the Series G Preferred Stock. We sold the Series G Preferred Stock and the Warrants in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended. We relied upon the Rule 506 exemption because of the nature of the purchasers and the fact that the sale was an arms’ length negotiated transaction.

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

9.	2001 Stock Option Plan

         Effective June 28, 2002, we made an made an offer to all option holders, other than directors and executive officers, to cancel their outstanding options to purchase our common stock with an exercise price equal to or greater than $6.00 per unit in reliance on our issuing new options in an amount of 75% of the outstanding options canceled, at the fair market value on the date of grant. The new options will be granted on or around January 30, 2003, six months and a day following cancellation.

10.	A Possible Strike or Lock Out in Major League Baseball

         We generate fees from the sale of individual tickets for baseball games and if events are either cancelled or postponed, those fees would be negatively impacted. We would see a reduction in our revenues from our various relationships with MLBAM and individual baseball teams. Due to the largely fixed nature of our infrastructure costs, we would see erosion in our operating results. Additionally, we may have to refund our fees to certain teams at levels in excess of amounts reserved for. We are finalizing discussions with the individual teams for pre-funding of refunds in the event there is a strike. On August 16, 2002, the players’ union set a potential strike date of August 30, 2002.

11.	Promissory Note

         In March 2002, we entered into a letter of agreement with General Atlantic Partners 74, L.P. pursuant to which GAP 74 loaned $1.0 million to us in exchange for the issuance of a senior promissory note in favor of GAP 74. The promissory note was in the principal amount of $1.0 million and accrued interest at a rate of nine percent per year. The promissory note was due and payable on April 15, 2002. On March 25, 2002 we sold the shares of its Series G Preferred Stock as described above and we used a portion of the proceeds from such sale to repay our debt to GAP 74 pursuant to the terms of the promissory note. A director on our board of directors is a managing member of General Atlantic Partners, LLC, the general partner of GAP 74.

12.	Change in Control

         Following the consummation of the Series F Preferred Stock and the Series G Preferred Stock transactions, investment entities affiliated with General Atlantic Partners, LLC hold a majority of the total voting power of our capital stock. As a result, they can control any matters submitted to a vote of the stockholders, including the election of directors.

13.	Recent Accounting Pronouncements

         In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of FAS 143 to have a material impact on our financial condition or results of operations.

         In July 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of FAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

         Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. These forward looking statements generally refer to future plans and performance, and are identified by the words “project,” “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “aim,” “will” or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to expectations as of the date on which they are made. Certain statements in this Form 10-Q, including those relating to Tickets.com, Inc.’s expected results, and its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors that may cause actual results in future periods to differ from current expectations include, among other things, the loss of a significant client, a Major League Baseball strike, the continued availability of sufficient working capital, and the availability of adequate sources of capital. These and other factors identified in this Form 10-Q, including but not limited to the risk factors discussed herein and in Tickets.com, Inc.’s previously filed public documents, could affect the forward-looking statements contained herein and therein. Tickets.com, Inc. undertakes no obligation to update publicly or revise any forward-looking statements or explain the reasons why actual results may differ.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenues

         Ticketing Services Group (“TSG”). Revenues from TSG increased 5.9% to $10.8 million for the three months ended June 30, 2002 from $10.2 million for the three months ended June 30, 2001. This increase was primarily due to an increase of approximately $1.8 million in the Ohio, Texas, and Oklahoma markets resulting from the addition of three new full service Major League Baseball teams and the opening of the new Ford Center Arena in Oklahoma since the second quarter of 2001. The opening of the new Ford Center Arena resulted in an increase in the number of events held compared to those held last year in the old arena. Additionally, credit card revenues from other markets increased $0.4 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, primarily due to an increase in credit card sales at our clients’ box offices which are processed through our ticketing network. These increases were partially offset by a general slow down of the concert business and reduced baseball tickets sales as compared to the same quarter last year and the loss of Thomas & Mack as a client during the second quarter of 2002, when it elected not to renew our agreement and instead deploy an in-house ticketing services system. The reduction in baseball tickets sales is believed to be the result of the threat of a potential strike and a limited number of close divisional races involving teams that are our clients. In the event of an actual strike in Major League Baseball, revenues from TSG, as well as ITG, could be significantly and negatively impacted.

         Internet Ticketing Group (“ITG”). Revenues from ITG increased 8.7% to $5.0 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001. This increase was primarily due to an increase of $0.4 million in ticket service fees from our software licensees who we have upgraded to sell tickets over the Internet through our proprietary ticketing network and a $0.4 million increase in Internet ticketing revenue attributable to our contract with Major League Baseball Advanced Media, LP. We now supply the Internet ticketing for 20 of the 30 Major League Baseball teams, 12 of which are included under the ITG business segment (compared to 10 teams in the second quarter of 2001) and the balance, which are full service customers, are included under the TSG business segment. Additionally, our third party hardware and software revenue and credit card fees each increased $0.2 million. These increases were partially offset by a decrease of approximately $0.7 million in revenue from consulting fees for custom programming requested by our clients, primarily software licensees. In an uncertain economy, add-on customization for programming is often reduced or eliminated from an organization’s budget.

         International. International revenues increased 14.3% to $1.6 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. The increase was primarily attributable to an increase in consulting fees and software sales.

Cost of Services

         Ticketing Services Group. Cost of services for TSG increased 1.6% to $6.2 million for the three months ended June 30, 2002 from $6.1 million for the three months ended June 30, 2001. As a percentage of TSG revenues, cost of services for TSG decreased slightly to 58.0% from 59.5%. The increase in cost of service was primarily due to an increase of $0.6 million in credit card fees resulting from increased sales at our clients’ box offices and is related to the increase in credit card revenue mentioned above. This increase was partially offset by a decrease of $0.3 million in telecommunication expenses, as well as a decrease in other costs such as labor, materials and professional fees, in the second quarter of 2002 versus the second quarter of 2001.

         Internet Ticketing Group. Cost of services for ITG decreased 21.7% to $1.8 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. As a percentage of ITG revenue, cost of services decreased to 34.9% from 48.7%. The decrease was primarily related to a $0.4 million decrease in payroll and payroll related expenses, due to a reduction in headcount, a decrease of $0.1 million in professional fees paid to outside consultants and a decrease in the cost of third party hardware and software of $0.3 million, as compared to the same period in the prior year. These decreases were partially offset by an increase of $0.3 million in credit card fees. Credit card fees for ITG have increased due to the increase in ticket sales volume of our software licensees who upgraded to sell tickets over the Internet through our proprietary ticketing network and the increase in ticket sales from our contract with Major League Baseball Advanced Media, LP. The decrease in cost of services as a percentage of revenue is primarily due to the increased margins in our third party hardware and software sales and to the decrease in payroll and payroll related expenses in the second quarter of 2002 as compared to the second quarter of 2001.

         International. Cost of services for International remained unchanged at $0.6 million for the three months ended June 30, 2002 and $0.6 million for the three months ended June 30, 2001. As a percentage of International revenue, cost of services for International decreased to 36.9% from 39.6% due to the fixed nature of such costs.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses decreased 46.2% to $2.8 million for the three months ended June 30, 2002 from $5.2 million for the three month ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 16.0% from 31.5%. The decrease is primarily related to a decrease of $1.0 million in advertising and promotion expenses and a decrease in payroll and payroll related costs of $0.8 million from the same period last year. The decline in payroll costs resulted from reduced headcount and the majority of the advertising and promotion decrease related to the elimination of the periodic expense of $0.7 taken in the second quarter of 2001 as a result of the asset impairment charge for our online marketing relationship with Excite@Home, which occurred in the third quarter of 2001. Additionally, there was a decrease of $0.3 million in computer and office related expenses, $0.2 in business and sales taxes, and $0.1 in travel and entertainment expenses.

         Technology Development. Technology development expenses increased 8.6% to $3.8 million for the three months ended June 30, 2002 from $3.5 million for the three months ended June 30, 2001. As a percentage of total revenues, technology development expenses increased slightly to 21.6% from 21.1%. Our reliance on outside professional services continued to drop resulting in a decrease of $0.2 million in the second quarter of 2002 from the same quarter last year, while computer and office related costs increase by $0.3 million and payroll costs increased $0.2 million.

         General and Administrative. General and administrative expenses decreased 13.4% to $7.1 million for the three months ended June 30, 2002 from $8.2 million for the three months ended June 30, 2001. As a percentage of total revenue, general and administrative expenses decreased to 40.5% from 49.1%. The decrease was primarily due to a reduction of $1.6 million in amortization of goodwill and intangibles from the same period last year. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted in 2002, we ceased the periodic amortization of goodwill. In addition, our bad debt expense decreased by $0.9 million, due to our efforts to become more effective in working with our clients in the collection process, and computer and office related expenses decreased by $0.3 million. We also recorded a charge of $0.4 million for fees related to the termination of a proposed financing arrangement during the three months ended June 30, 2001 with no corresponding charge in 2002. These decreases were partially offset by the establishment of a reserve of $1.0 million during the second quarter of 2002, related to an adverse verdict in connection with litigation brought by a former employee, and an increase in payroll and payroll related costs of $1.0 million over the same period last year.

         Impairment of assets. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142). In accordance with FAS 142, we are required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This first step of the transitional impairment review of FAS 142, indicated that we had a potential impairment of our other long-lived assets in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The recoverability of such long-lived assets was evaluated in accordance with FAS No. 144 and an impairment charge of $9.5 million, including property and equipment of $9.1 million and other intangibles of $0.4 million, was recorded in the quarter ended June 30, 2002 to write down these related assets to their estimated fair value based on discounted cash flows and a third party appraisal.

         Other Income, Net

         Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income decreased to $0.1 million for the three months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001. Interest expense decreased by $0.1 primarily due to a reduction in interest expense related to capital leases.

Net Loss Available to Common Stockholders

         Net Loss. For the three months ended June 30, 2002, our net loss available to common stockholders was $15.2 million or $2.01 per share. For the three months ended June 30, 2001, our net loss available to common stockholders was $9.2 million or $1.24 per share. The increase in our net loss available to common stockholders was primarily due to:

•	Charge for impairment of assets of $9.5 million;

•	Establishment of a reserve of $1.0 million in 2002 related to litigation with a former employee;

•	Accretion of preferred stock to redemption value of $1.0 million;

•	Increased general and administrative payroll costs of $0.7 million.

These factors contributing to our increase in net loss available to common stockholders, were partially offset by the following factors:

•	Discontinuation of periodic amortization of goodwill of approximately $1.6 million in 2002;

•	Increased revenue of $0.9 million;

•	Decreased bad debt expense of $0.9 million;

•	Decreased sales and marketing payroll costs of $0.8 million;

•	Elimination of $0.7 million periodic advertising and promotion expense resulting from write-off of Excite@Home relationship.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues

         Ticketing Services Group. Revenues from TSG increased 12.5% to $21.6 million for the six months ended June 30, 2002 from $19.2 million for the six months ended June 30, 2001. This increase was primarily due to an increase of approximately $2.8 million in the Ohio, Texas, and Oklahoma markets resulting from the addition of three new full service Major League Baseball teams and the opening of the new Ford Center Arena in Oklahoma since the second quarter of 2001. The new Ford Center Arena resulted in an increase in the number of events held compared to those held last year in the old arena. Additionally, credit card revenues from other markets increased $1.4 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, primarily due to an increase in credit sales at our clients’ box offices, which are processed through our ticketing network. These increases were partially offset by a general slow down of the concert business and reduced baseball ticket sales compared to the same period last year, and a reduced number of events held at, and the subsequent loss of the Thomas and Mack venue as a client in 2002, when it elected not to renew our agreement and instead deploy an in-house ticketing services system. The reduction in baseball tickets sales are believed to be the result of the threat of a potential strike and a limited number of close divisional races involving teams that are clients of ours. In the event of an actual an actual strike in Major League Baseball, revenues from TSG as well as ITG, could be significantly and negatively impacted

         Internet Ticketing Group. Revenues from ITG increased 14.9% to $10.0 million for the six months ended June 30, 2002 from $8.7 million for the six months ended June 30, 2001. The increase was primarily due to an increase of $0.9 million in ticket service and handling fees from our software licensees who have upgraded to sell tickets over the Internet through our proprietary ticketing network and a $0.9 million increase in Internet ticketing revenue attributable to our contract with Major League Baseball Advanced Media, LP. We now supply the Internet ticketing for 20 of the 30 Major League Baseball teams, 12 of which are included under the ITG business segment (compared to 10 teams in the first six months of 2001) and the balance, which are full service customers, are included under the TSG business segment. Additionally, our credit card fee revenue increased $0.4 million due to the increased volume of ticketing from our upgraded software licensees and from baseball teams. These increases were partially offset by a decrease of approximately $0.9 million in revenue from consulting fees for custom programming requested by our clients, primarily software licensees.

         International. International revenues increased 15.4% to $3.0 million for the six months ended June 30, 2002 from $2.6 million for the six months ended June 30, 2001. The increase was primarily attributable to an increase in consulting fees and third-party hardware and software sales.

Cost of Services

         Ticketing Services Group. Cost of services for TSG increased 5.7% to $13.0 million for the six months ended June 30, 2002 from $12.3 million for the six months ended June 30, 2001. As a percentage of TSG revenues, total cost of services for TSG decreased to 60.4% from 64.1%. The increase in costs of services is primarily related to an increase of $1.8 million in credit card fees resulting from increased sales at our clients’ box offices and is related to the increase in credit card revenue mentioned above. This increase in costs was partially offset by a decrease of $0.6 million in telecommunication expenses and a $0.4 million decrease in payroll and payroll related expenses during the six months ended June 30, 2002 as compared to June 30, 2001.

         Internet Ticketing Group. Cost of services for ITG decreased 27.5% to $3.7 million for the six months ended June 30, 2002 from $5.1 million for the six months ended June 30, 2001. As a percentage of ITG revenue, costs of services decreased to 36.5% from 58.6%. The decrease is primarily related to a $1.0 million decrease in payroll and payroll related expenses, due to a reduction in headcount, a decrease of $0.3 million in third party hardware and software purchases and a decrease of $0.2 million in professional fees during the six months ended June 30, 2002 as compared with the six months ended June 30, 2002. These decreases were partially offset by an increase of $0.3 million in credit card fees and $0.3 million ticketing materials and depreciation.

         International. Cost of services for International increased 9.1% to $1.2 million for the six months ended June 30, 2002 from $1.1 million for the six months ended June 30, 2001. As a percentage of International revenue, cost of services decreased to 38.2% from 42.7%. The decrease as a percentage of revenue was primarily related to the increase in international service revenue and fixed nature of the related costs.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses decreased 43.8% to $5.9 million for the six months ended June 30, 2002 from $10.5 million for the six months ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 16.9% from 33.5%. The decrease is primarily related to a decrease of $1.8 million in advertising and promotion expenses and a decrease in payroll and payroll related costs by $1.5 million from the same period last year. The decline in payroll costs resulted from reduced headcount and the majority of the advertising and promotion decrease is related to the elimination of a periodic expense of $1.1 million taken in the six months ended June 30, 2001 as a result of the asset impairment charge for our online marketing relationship with Excite@Home, which occurred in the third quarter of 2001. Additionally, there was a decrease of $0.5 million in computer and office related expenses, $0.4 million in business and sales taxes and $0.2 million in travel and entertainment expenses.

         Technology Development. Technology development expenses increased 7.0% to $7.6 million for the six months ended June 30, 2002 from $7.1 million for the six months ended June 30, 2001. As a percentage of total revenues, technology development expenses decreased to 21.6% from 22.6%. Our reliance on outside professional services continued to drop resulting in a decrease of $0.4 million for the six months ended June 30, 2002 from the same period last year, while computer and office related expenses and payroll expenses increased by $0.5 million and $0.3 million, respectively.

         General and Administrative. General and administrative expenses decreased 20.6% to $13.5 million for the six months ended June 30, 2002 from $17.0 million for the six months ended June 30, 2001. As a percentage of total revenue, general and administrative expenses decreased to 38.4% from 54.4%. The decrease was primarily due to a reduction of $3.2 million in amortization of goodwill and intangibles from the same period last year. Under FAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted in 2002, we ceased the periodic amortization of goodwill. In addition, our bad debt expense decreased by $1.0 million, due to our efforts to become more effective in working with our clients in the collection process, and computer and office related expenses decreased by $0.3 million. We also recorded a charge of $0.4 million for fees related to the termination of a proposed financing arrangement during the six months ended June 30, 2001 with no corresponding charge in 2002. These decreases were partially offset by the establishment of a reserve of $1.0 million during the second quarter of 2002, related to litigation with a former employee, an increase in payroll and payroll related costs of $1.0 million and an increase of $0.4 million in travel and entertainment over the same period last year.

         Impairment of assets. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142). In accordance with FAS 142, we are required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This first step of the transitional impairment review of FAS 142, indicated that we had a potential impairment of our other long-lived assets in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The recoverability of such long-lived assets was evaluated in accordance with FAS No. 144 and an impairment charge of $9.5 million, including property and equipment of $9.1 million and other intangibles of $0.4 million, was recorded in the quarter ended June 30, 2002 to write down these related assets to their estimated fair value based on discounted cash flows and a third party appraisal.

Other Income, net

         Other Income, net. Other income, net consists principally of interest income and interest expense. Interest income is generated primarily from cash and cash equivalents held in interest bearing accounts. Interest income increased 75.0% to $0.7 million for the six months ended June 30, 2002 from $0.4 million for the six months ended

June 30, 2001. The increase is mainly due to higher cash balances that resulted from our issuance of Series G preferred stock on March 25, 2002.

Change in Accounting Principle

         Change in Accounting Principle. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142), which states that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but are to be tested for impairment at least annually or when events or circumstances indicate that their carrying value may be impaired. Assembled workforce of $2.3 million no longer meets the definition of a separately identifiable intangible asset under the provisions of Financial Accounting Standard No. 141, Business Combinations, and was reclassified as goodwill as of January 1, 2002. Additionally, with the adoption of FAS 142, the life of tradenames was determined to be indefinite and, therefore, we ceased amortization thereof as of January 1, 2002. In accordance with FAS 142, we are required to perform a two-step transitional impairment review, with the first step to be completed as of June 30, 2002. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This step has been completed and it was determined that the carrying value of each of our reporting units exceeded the fair values, therefore, the second step of the test is required to determine if the carrying value of the goodwill exceeds the implied value. The fair value of each reporting unit was estimated by a third party appraisal firm considering both an income and market multiple approach. The second step of the test indicated that the carrying value did in fact exceed the implied value and resulted in a total goodwill and indefinte life intangibles impairment charge of $24.3 million related to $7.4 million of our Ticketing Services Group business unit, $6.0 million of our Internet Ticketing Group business segment, $6.5 million of our International Group business unit and $4.4 million of Other. In accordance with the provisions of FAS 142, this $24.3 million charge was recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002 and is presented in our Statement of Operations for the six months ended June 30, 2002.

Net Loss Available to Common Stockholders

         Net Loss Available to Common Stockholders. For the six months ended June 30, 2002, our net loss available to common stockholders was $47.9 million or $6.35 per share. For the six months ended June 30, 2001, our net loss available to common stockholders was $37.2 million or $5.01 per share. The increase in the net loss was primarily due to:

•	Cumulative change in accounting principle of $24.3 million in 2002;

•	Recording of the value of the beneficial conversion feature of preferred stock of approximately $3.0 million in 2002;

•	Accretion of preferred stock to redemption value of $1.4 million in 2002;

•	Establishment of a reserve of $1.0 million in 2002 related to litigation with a former employee.

These factors contributing to our increase in net loss available to common stockholders, were offset by the following factors:

•	Charge for impairment of assets of $9.5 million during the six months June 30, 2002 compared to a charge for impairment of assets of $15.4 million during 2001;

•	Increased revenue of $3.8 million in 2002;

•	Decreased sales and marketing payroll costs of $3.8 million;

•	Discontinuation of periodic amortization of goodwill of approximately $2.4 million in 2002;

•	Decreased bad debt expense of $1.0 million.

Liquidity and Capital resources

         Our cash and cash equivalents increased by $14.5 million to $23.3 million as of June 30, 2002 from $8.8 million as of December 31, 2001. The cash and cash equivalent balances included $5.6 million and $7.5 million of client cash, at June 30, 2002 and December 31, 2001, respectively. Client cash represents monies we have collected on behalf of our clients and to be remitted to our clients in accordance with related agreements. The increase in cash and cash equivalents resulted primarily from the issuance of Series G Preferred Stock for $19.7 million, net of issuance costs of $0.3 million. Additionally, current liabilities increased $1.6 million primarily due to an increase in accounts payables of $2.5 million, partially offset by a decrease in other current liabilities of $1.1 million. This increase in cash was partially offset by an increase in accounts receivables of $4.2 million primarily due to an increase of $1.2 million in credit card receivables, $1.6 million in accounts receivable due from clients who process their own credit card transactions but use our ticketing solutions, partially offset by a decrease $1.0 million in accounts receivables from clients who pay license and support fees. The increase in credit card receivables and from clients who process their own credit transactions was related to timing issues and more on-sales occurring the last week of June 2002 versus the last week of December 2001. These funds were received in July 2002.

         We have incurred losses since our inception and, given our decision to continue to invest our capital in infrastructure and business expansion, we expect to continue to incur losses in the future. Set forth below is a schedule of our contractual obligations and commercial commitments, principally lease obligations, advertising, and client marketing agreements, as of June 30, 2002. Additionally, 2003 includes a required escrow deposit related to litigation and 2006 and 2007 include our Series F and Series G Preferred Stock redemption obligations.

Year Ending December 31:
2002	$3,465

2003	6,445

2004	3,491

2005	2,587

2006	28,697

2007	33,767

Thereafter	393

$78,845

         We also anticipate purchasing additional property and equipment of $4.2 million during the second half of 2002 and during 2003, which purchases are not currently subject to any contractual obligations or commitments. Further, we, and some of our current and former directors and officers, have been named in various legal complaints. We have tendered these matters to our insurance carriers for coverage of legal fees and costs incurred in connection with the defense of these matters, as well as for any potential liability found against us and any named officers and directors. Insurance coverage and the extent of coverage on these matters is subject to final determination by our insurance carriers and is subject to a deductible. Additionally, we have entered into a contingent fee arrangement with our legal counsel in the Ticketmaster action to mitigate our further expenditures on fees, although we will continue to bear significant costs associated with this litigation. Under the contingent fee arrangement, our legal counsel will be entitled to 50% of the recovery, if any, that we may receive in the Ticketmaster litigation.

         Funding continuing losses and capital investment, as well as our other commitments, will continue to reduce our available cash, although we believe that our existing cash and cash equivalents are sufficient to meet these needs and fund our operations for at least the next 12 months. However, while we do not expect a significant fall off in our revenue or related operating cash flows, such a fall off resulting from events such as further terrorist attacks, an extended major league baseball strike or lock out, the loss of major clients, or other causes, could result in our needing an additional capital infusion due to the largely fixed nature of our infrastructure costs. In addition, our Series F Preferred Stock and Series G Preferred Stock accrue cumulative dividends at a rate of nine percent per year, compounding quarterly. While we will likely pay these dividends by issuing additional shares of our common stock, we may elect to pay them in cash. We are also obligated to redeem our Series F Preferred Stock and Series G Preferred Stock. Our obligation, including accrued dividends will be approximately $27.6 million and $33.4 million, in 2006 and 2007, respectively. We cannot assure you that we will have sufficient financial resources to make those redemption payments or be able to obtain replacement financing on those redemption dates. We also cannot assure you that if additional capital is required that it will be available on reasonable terms or at all. In addition, the holders of our Series F Preferred Stock and Series G Preferred Stock have the right to prevent us from incurring any further debt or issuing additional equity securities.

Critical Accounting Policies

         We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our unaudited condensed consolidated financial statements in Note 3, Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         Statement of Position 97-2 Software Revenue Recognition. Revenues from sales of software licenses, which do not contain multiple elements, are recognized upon installation and acceptance of the related product if the requirements of Statement of Position (“SOP”) 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility or vendor specific evidence about the value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from post-contract client support is recognized ratably over the term of the contract. Based on historical experience, we maintain a sales return allowance for the estimated amount of potential returns. While such returns have historically been minimal and within our expectations of the allowances established, we cannot guarantee that we will continue to experience the same return rates that we have in the past.

         As discussed in Note 3, we primarily generate revenue from per ticket service fees charged directly to consumers who order tickets through our web site, call distribution centers, interactive voice response or retail outlets. In addition, we charge a handling fee to consumers for all tickets sold by us, other than through retail outlets. We recognize service fee and handling fee revenue from ticket sales at the time the sale is made. The cost of the ticket and certain fees are refundable if the related event is cancelled. We would typically be reimbursed by our clients for the cost of any such tickets and record a provision for estimated fee refunds at the time of sale. Such refunds for our fees have been historically insignificant, except for the fees refunded due to the tragic events of September 11.

         Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We continue to invest capital in our infrastructure and business expansion to obtain and develop new software and code line to enhance our ticketing inventory management, to offer customized products to our clients and improve our call center operations through IVR. Our intention is not to market and resell the majority of the specific software and code line, but to use it in the management of ticket inventory and processing. As of June 30, 2002, capitalized computer software costs were approximately $1.0 million, net of accumulated amortization.

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

         FAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of FAS No. 142, acquired goodwill and other intangible assets will be aggregated with our existing business segments and evaluated for impairment.

These assets will be tested for impairment at least annually using a two-step process that begins with an allocation of goodwill to our business segments and then we will estimate the fair market value of the reporting business segment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. FAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable business segment and asset class for those assets subject to amortization and for those not subject to amortization. The process of evaluating goodwill for impairment involves the determination of the fair value of our business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

         Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for purchases are included in goodwill. Inherent in such valuations, we must make certain judgments, estimates, and assumptions about our strategic plans with regard to our operations. There are many assumptions and estimates underlying the determination of an impairment event or loss. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations. Additionally, under the new guidelines of FAS 142, the assessment of the recoverability of goodwill will be impacted if the fair market value does not exceed the carrying value

         Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142), which states that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but are to be tested for impairment at least annually or when events or circumstances indicate that their carrying value may be impaired. Assembled workforce of $2.3 million no longer meets the definition of a separately identifiable intangible asset under the provisions of Financial Accounting Standard No. 141, Business Combinations, and was reclassified as goodwill as of January 1, 2002. Additionally, with the adoption of FAS 142, the life of tradenames was determined to be indefinite and, therefore, we ceased amortization thereof as of January 1, 2002. In accordance with FAS 142, we are required to perform a two-step transitional impairment review, with the first step to be completed as of June 30, 2002. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This step has been completed and it was determined that the carrying value of each of our reporting units exceeded the fair values, therefore, the second step of the test is required to determine if the carrying value of the goodwill exceeds the implied value. The fair value of each reporting unit was estimated by a third party appraisal firm considering both an income and market multiple approach. The second step of the test indicated that the carrying value did in fact exceed the implied value and resulted in a total goodwill and indefinite life intangibles impairment charge of $24.3 million related to $7.4 million of our Ticketing Services Group business unit, $6.0 million of our Internet Ticketing Group business unit, $6.5 million of our International Group business unit and $4.4 million of Other. In accordance with the provisions of FAS 142, this $24.3 million charge was recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002 and is presented in our Statement of Operations for the six months ended June 30, 2002.

         FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” In August 2001, the Financial Accounting Standards Board ASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142). In accordance with FAS 142, we are required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This first step of the transitional impairment review of FAS 142, indicated that we had an impairment of our other intangibles in accordance with FAS No. 144, “Accounting for Impairment of

Disposal of Long-Lived Assets.” Such intangibles assets were valued in accordance with FAS No. 144 and the recoverability of such long-lived assets, including other intangibles and property and equipment, was evaluated in accordance with FAS No. 144 and impairment charge $9.5 million was recorded in quarter ended June 30, 2002.

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

A Strike In Major League Baseball Or The Public Discussion Of A Possible Strike Could Materially Adversely Impact Our Revenue and Cash Flow. Concern about the cancellation of baseball games as a result of a strike or lock out in Major League Baseball, the actual cancellation or postponement of individual baseball games or the ultimate cancellation or postponement of the remainder of the baseball season, could significantly reduce our revenue. We generate fees from the sale of individual tickets and if events are either cancelled or alternatively, if consumers reduce their purchases in anticipation of a potential strike or lock out, those fees would be negatively impacted. If any of the above circumstances occur, we would see a reduction in our revenues from our various relationships with MLBAM and individual baseball teams with a commensurate erosion of our operating results. Additionally, we may have to refund our fees to certain teams at levels in excess of amounts reserved for. We are finalizing discussions with the individual teams for pre-funding of refunds in the event there is a strike. On August 16, 2002, the players’ union set a potential strike date of August 30, 2002.

         If We Fail To Retain Clients, We May Experience A Loss Of Revenue. In order to achieve our intended growth and market presence, we must satisfy our current clients’ needs. If we fail to do so, we may lose significant clients and the revenue we generate from those clients.

         We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. Our primary competitor on a national level is Ticketmaster Corporation, which has operations throughout the United States. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry and more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster Corporation. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the stages of developing a strong national presence.

         Our competitors also include:

•	a number of smaller, regional outsourcing services providers;

•	international and national in-house systems providers;

•	Internet browser services;

•	entertainment organizations that handle their own ticket sales and distribution through online and other distribution channels;

•	international, national and local outsourcing services providers, which may or may not currently offer online transactional capabilities;

•	Internet auction sites.

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

         We May Lose Key Personnel, Which Could Adversely Affect Our Relationships With Major Clients Or Strategic Partners And Impair The Effectiveness Of Our Operations. Key personnel, including development personnel, may choose not to continue their employment with us for reasons including compensation, location, and the perception of career opportunities with us, our competitors, or in other industries. If we lose key personnel, our relationships with major clients or strategic partners who had close relationships with these personnel may be impaired. In addition, if we are unable to replace any key personnel that we may lose, we may suffer a disruption of operations and a decline in revenue.

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

         We Depend On Retail Stores To Reach Consumers, And If We Cannot Maintain These Relationships And Establish New Relationships, Our Ticket Sales May Be Adversely Affected. A portion of our ticket sales is generated through arrangements with retail stores. Additionally, we have certain contracts with our TSG clients that require us to maintain a retail outlet infrastructure. These contracts with the retail stores are generally for a short-term, and subject to periodic negotiations regarding sales commissions, customer service and other matters. These stores cater to consumers who are likely to purchase tickets for sporting and entertainment events, and are attracted to other ticketing services. If we cannot maintain good retail relationships and continue to establish new relationships, our ability to reach consumers, generate sufficient ticket sales and maintain our contractual obligations could be materially and adversely affected.

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

         The process of integrating our recent acquisitions has placed and will continue to place a significant burden on our management team. Integration is complex, and presents numerous risks and uncertainties in addition to those set forth above.

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

         Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that we evaluate on a regular basis for impairment. Under FAS No. 142, Goodwill and Other Intangibles, and FAS 144, Accounting for the Impairment of Assets to Be Disposed of, we are to test for impairment using estimated fair value of the reporting units as well as undiscounted cash flows. Effective January 1, 2002, we adopted FAS 142 and FAS 144. The adoption of these two recent accounting pronouncements resulting in a goodwill, other intangible asset and long-lived asset charge of $33.9 million. As of June 30, 2002, we had goodwill and other intangible assets of $15.5 million. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, an additional impairment charge would be taken, thereby significantly affecting our operating results.

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

         We May Be Delisted From The Nasdaq National Market. Our stock price has been and may continue to be very volatile and the market price of our common stock may not maintain a minimum bid price of $1.00 as required by Nasdaq Marketplace Rules. If our common stock does not maintain the minimum bid price of $1.00 for 30 consecutive trading days, or if we fail to satisfy any other Nasdaq Market Place Rules, Nasdaq may delist our common stock. If Nasdaq delists our common stock, then our common stock may be traded on the OTC Bulletin Board or the “pink sheets,” or not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq National Market which could make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheet” stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our common stock could have adverse consequences on our holders either because of reduced market prices or a lack of a regular, active trading market for our common stock.

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

Effect of Recent Accounting Changes

         In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of FAS 143 to have a material impact on our financial condition or results of operations.

         In July 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of FAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

         Until the time that this case goes to trial, there remains a possibility that Ticketmaster Online-CitySearch may file a motion for summary judgment against us. While the results of bringing such a motion are not currently predictable, it is possible that the court could grant such a motion, in whole or in part, thereby eliminating some or all of the claims that we are currently seeking against Ticketmaster Online-CitySearch.

         As of the most recent order of the Court, the new completion date for non-expert discovery is October 1, 2002 and the new trial date is March 1, 2003.

         James Goodman vs. Tickets.com, Inc. On May 24, 1999, James Goodman, a former employee of California Tickets.com, Inc., our predecessor, filed a lawsuit against us in the Los Angeles County Superior Court, State of California, case number BC210832, claiming damages for breach of written and verbal contract and breach of the implied covenant of good faith and fair dealing. The complaint sought damages in an unspecified amount and an entitlement to a stock option covering 6,945 shares of our common stock (the grant amount is adjusted to reflect the one-for-eight reverse stock split effected by us on July 23, 2001). The case arose from a grant of an option to purchase the subject shares which was set forth in an offer of employment letter presented to the plaintiff by California Tickets.com. The plaintiff’s employment was subsequently terminated, prior to the option being formalized by obtaining approval of the board of directors or preparation of the appropriate documentation. At or near the same time as the plaintiff’s employment was terminated, we and California Tickets.com entered into an agreement providing for the merger of California Tickets.com with and into Advantix, Inc., which subsequently changed its name to Tickets.com, Inc.

         Trial for this matter was in late May 2002. On June 3, 2002, the jury returned a verdict in favor of the plaintiff in the amount of $771,976. The amount of the verdict was based on the amount the plaintiff would have received had he been able to exercise the subject options and sell his shares of our common stock, following our initial public offering, while our stock was trading at a peak price. The jury also found that the subject offer letter constituted a valid employment agreement with the plaintiff. Judgment was entered on this matter on July 15, 2002 and on July

19, 2002 plaintiff served a copy of Notice of Entry of Judgment on our counsel. In the second quarter of 2002, we recorded an accrual of $1.0 million for this potential liability, including estimated legal costs.

         On July 24, 2002, we filed an Ex Parte Application to Stay Enforcement of the Judgment and the court ruled that enforcement of the Judgment would be stayed until September 27, 2002. On August 2, 2002, we filed a Notice of Intention to File a Motion for New Trial. Hearing on this motion has not been set.

         Thomas Rogers, et. al, vs., Sterling Foster & Co., Inc., LaserGate Systems, Inc,. et. al. Lasergate Systems, Inc., which through a stock acquisition, is one of our wholly owned subsidiaries, is one of several defendants named in a consolidated action filed in the United States District Court for the Eastern District of New York, case number 97 CV 00189. The complaint in this action alleges that Lasergate failed to disclose, in a 1994 registration statement filed with the Securities and Exchange Commission, that prior to the date of the offering of Lasergate securities, Sterling Foster & Co., Inc., the underwriter of the offering, had secretly agreed to release several shareholders from “lock-up” agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The plaintiffs allege that Lasergate violated Sections 11 and 12(2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business law, as well as made other negligent misrepresentations. On August 5, 1999, Lasergate filed a motion with the court to dismiss the complaint against it. In June of 2002, the court issued its decision on the motion to dismiss, whereby plaintiff’s claims asserted under Section 349 of the New York General Business law and claims based on alleged negligent misrepresentations were dismissed. The court sustained plaintiff’s claims asserted under Securities Act of 1933 and the Securities Exchange Act of 1934.

         We are in the process of preparing an answer to the remaining claims in the case. We also intend to file a cross-claim against Sterling Foster & Co. and certain former principals of Sterling Foster & Co. for indemnity. The plaintiffs are now required to file a motion to certify that a valid class exists in order to proceed with this case as a class action.

         While there remains a possibility that a judgment may be obtained by the plaintiffs in an amount greater that the limits of Lasergate’s directors and officer’s liability insurance policy, it is anticipated that the case will be resolved within policy limits.

         William Branch, et. al., vs. Tickets.com, Inc., et. al. On July 10, 2001, we and certain of our current and former directors and officers together with our lead underwriter, Morgan Stanley Dean Witter, and certain investment banks were named in a class action pending in the federal district court in the Southern District of New York, case number 01CV-6008. We were also named in six other, similar cases also pending in the federal district court in the Southern District of New York. These complaints were brought as purported shareholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints allege that our underwriters engaged in unlawful stock allocation and commission practices concerning our initial public offering, including alleged tie-in arrangements with their customers. The complaints also allege that the prospectus and registration statement in our initial public offering contained materially false and misleading statements related to underwriting fees, commissions and other economic benefits arising from the alleged underwriter activities. The complaints allege causes of action under Sections 11, 12(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. There has been limited activity in these cases to date.

         On March 7, 2002, one of the plaintiff’s lead counsel proposed that the issuers and plaintiffs enter into non-binding mediation in an attempt to pare the case down to ultimately the plaintiffs and the underwriters. Upon the agreement of the defendant/issuers (one of which is ours), mediation hearings have been conducted and are currently concluding.

         In addition to the foregoing, the plaintiffs are also circulating a dismissal and tolling agreement wherein the case will be dismissed against all individual defendants, with prejudice, where the entity associated with an individual defendant maintains insurance and the individual defendant agrees to a tolling agreement wherein the statute of limitations as to the defendants is tolled enabling the plaintiffs to re-file an action against an individual defendant, should additional facts be discovered giving rise to a viable claim against an individual defendant. No draft proposals have been circulated.

         NAP Venture Partners LLC; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit was originally filed in Los Angeles Superior Court, but following a change in venue, the case is currently pending in Orange County Superior Court, State of California, case number 01CC14946. The Complaint asserts numerous causes of action: (i) breach of written contract; (ii) breach of the implied covenant of good faith and fair dealing; (iii) violation of the Unfair Competition Act; (iv) declaratory relief; and (v) violation of California Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for us to make an investment in the plaintiff (NAP), who was engaged in the development and construction of a new venue complex in Ohio, and a ticketing services agreement for us to provide ticketing services to the venue once completed. Upon completion of construction, we were to provide all ticketing services to the new venue on behalf of the plaintiff pursuant to a ticketing services agreement executed simultaneously with the investment agreements.

         The investment was structured to occur in multiple payments tied to certain construction milestones, to ensure that progress of the development was continuing. Several months after the our first scheduled investment in the amount of $150,000, NAP abruptly returned the investment amount and advised us that our participation in the project was off and advised us it was terminating the Ticketing Services Agreement. Subsequent to the return of the investment amounts, the plaintiff entered into a similar transaction with one of our competitors. The subject suit followed, with the plaintiffs seeking, among other things, a declaratory judgment that the Ticketing Services Agreement is terminated.

         A hearing on the demurrer was originally set for January 9, 2002, but subsequently taken off calendar to accommodate a non-binding mediation hearing between the parties on February 6, 2002. At the conclusion of the mediation, which proved unsuccessful in bringing a resolution to case, it was determined to allow this case to continue with discovery and proceed to trial.

         Our demurrer was heard on March 6, 2002 and was sustained in part and overruled in part.

         On March 26, 2002, we filed an answer to the plaintiff’s unverified first amended complaint. In addition, we filed a cross-complaint against the plaintiffs, asserting causes of action for (i) breach of contract; (ii) breach of the covenant of good faith and fair dealing; (iii) unjust enrichment; (iv) fraud; and (v) unfair business practices.

         Discovery is currently proceeding in this case and no trial date has been set.

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

         No trial date has been set for this matter.

         R4 Holdings vs. Tickets.com. On June 13, 2002, we were served and accepted service of a summons and complaint on behalf of certain of our officers, directors and former stockholders. The complaint was filed in Orange County Superior Court, State of California, case number 02CC06740, and seeks damages on several causes of action alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with contract, (iv) fraudulent misrepresentation and fraudulent inducement, (v) breach of fiduciary duty, and (vi) civil conspiracy. The complaint generally alleges that plaintiffs, R4 Holdings, LLC (“R4”) and Hill International, Inc. (“Hill”, and together with R4, the “Plaintiffs”), both under the direction and control of Irvin Richter, are founding shareholders of our Company. The complaint further alleges that pursuant to its investment in us, the Plaintiffs were parties to a certain stockholder agreement and an amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”) with us, which, among other things, entitled R4 to appoint two members to our Board of Directors (the “Board”). Pursuant to these agreements, Plaintiffs appointed Irvin Richter to the Board as one of its designees.

         The complaint also states that in contemplation of our planned initial public offering of common stock, and by virtue of the Investors’ Rights Agreement, R4 and Hill were required to execute lock-up agreements wherein the Plaintiffs agreed to refrain from trading their shares in us for a period of 180 days following the date of any such initial public offering (the “Lock-Up Agreement”). Subsequent to the execution of the Lock-Up Agreement, the complaint alleges that the Board declined R4’s nominee for its additional member of the Board, and ultimately caused Irvin Richter to be removed from the Board prior to the initial public offering. The Plaintiffs allege that as a result of their loss of seats on the Board, they were no longer bound by the terms of the Lock-Up Agreement and further, that we and our Board fraudulently induced the Plaintiffs into executing the Lock-Up Agreement. The complaint alleges that the members of the Board conspired against the Plaintiffs by: (i) inducing them to execute the Lock-Up Agreement, (ii) causing Mr. Richter’s removal from the Board, (iii) from preventing the Plaintiffs nominee to be appointed as a member of the Board, and (iv) from preventing the Plaintiffs from being able to trade their shares in our common stock at the time of the initial public offering.

         This is the third such action brought against us by the Plaintiffs. The first action was voluntarily dismissed by the Plaintiff and subsequently re-filed in the State of New Jersey. The New Jersey action was dismissed following a motion to dismiss being filed by us on the theory of improper venue and “forum non-conveniens”. Following dismissal of the New Jersey action, the Plaintiffs filed the subject action in the State of California.

         Discovery in the present action is in the beginning stages and no trial date has been set.

         In the normal course of business, we are subject to ordinary routine litigation incidental to the business. While the results of this litigation cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material adverse effect on our consolidated results of operations or financial condition.

Item 2. Changes in Securities and Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

                           On June 12, 2002, we held our Annual Meeting of Stockholders. At the Annual Meeting, the stockholders re-elected Ronald Bension as a director to serve for a 3-year term ending in 2005, or until his successor is duly elected and qualified. There were 18,511,574 affirmative votes, 309,345 votes withheld, and no abstentions or broker non-votes with respect to the election of Mr. Bension.

                           In addition, the following proposals were approved by the stockholders:

	Votes		Abstention and
Description	For	Votes Against	Broker Non-Votes

Approval of an amendment of our 1999 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1 million shares and increase the maximum number of shares that may be received by any one participant during a calendar year to 500,000 shares.	14,557,222	515,219	3,748,478

Approval of an amendment to our 1999 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 250,000 shares.	14,918,784	163,678	3,738,457

Approval of the grant of options to acquire 30,000 shares to Nicholas E. Sinacori and C. Ian Sym-Smith.	14,625,370	463,047	3,732,502

                           The holders of our Series F Preferred Stock, pursuant to an Action by Written Consent dated June 12, 2002, re-elected Braden R. Kelly and Thomas Heymann to serve as directors for a 3-year term ending in 2005, or until their successors are duly elected and qualified.

                           The term of office as a director of each of Nicholas E. Sinacori, W. Thomas Gimple, C. Ian Sym-Smith and J. L. (Jack) Davies also continued after the Annual Meeting.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Forms 8-K

(a)	Exhibits

10.1.	Employment Agreement between David Codiga and the Company dated as of May 6, 2002.

10.2.	Employment Agreement between Carl Thomas and the Company dated as of May 6, 2002.

10.3.	Amendment to Employment Agreement between Mardan M. Afrasiabi and the Company dated as of April 29, 2002.

10.4.	Amendment to Employment Agreement between Eric P. Bauer and the Company dated as of April 29, 2002.

10.5.	Separation and Consulting Agreement between Andrew Donkin and the Company dated as of July 1, 2002.

10.6.	Separation and Consulting Agreement between Mardan M. Afrasiabi and the Company dated as of June 1, 2002.

99.1	Section 906 CEO Certificate.

99.2	Section 906 CFO Certificate.

(b)	Reports on Form 8-K:

1.	On June 9th 2002, the Company filed a Current Report on Form 8-k reporting under Item 5, the change in the Company’s independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Tickets.com, Inc. (Registrant)

Dated August 19, 2002	/s/ RONALD BENSION

Ronald Bension Chief Executive Officer and Director

/s/ ERIC P. BAUER

Eric P. Bauer Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits	Description
10.1.	Employment Agreement between David Codiga and the Company dated as of May 6, 2002.

10.2.	Employment Agreement between Carl Thomas and the Company dated as of May 6, 2002.

10.3.	Amendment to Employment Agreement between Mardan M. Afrasiabi and the Company dated as of April 29, 2002.

10.4.	Amendment to Employment Agreement between Eric P. Bauer and the Company dated as of April 29, 2002.

10.5.	Separation and Consulting Agreement between Andrew Donkin and the Company dated as of July 1, 2002.

10.6.	Separation and Consulting Agreement between Mardan M. Afrasiabi and the Company dated as of June 1, 2002.

99.1	Section 906 CEO Certificate.

99.2	Section 906 CFO Certificate.