Form 10-Q
period 2002-09-30
TICKETS COM INC
filed 2002-11-14
CIK 1038083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes [  ]    No [X]

     As of October 31, 2002 there were approximately 7,625,835 shares of the registrant’s Common Stock, par value $.000225 per share, outstanding.

TICKETS.COM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$23,404	$8,779
Restricted cash	2,658	2,552
Accounts receivable, net of allowances of $1,319 and $1,824, respectively	11,210	5,808
Prepaid expenses and other current assets	5,628	7,966

Total current assets	42,900	25,105
Property and equipment, net	2,721	14,517
Goodwill	8,000	30,958
Intangible assets, net	6,054	9,546
Other assets	4,009	4,291

Total assets	$63,684	$84,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,293	$12,320
Accrued liabilities	5,655	4,660
Other current liabilities	3,773	4,427

Total current liabilities	28,721	21,407
Long-term liabilities	281	950

Total liabilities	29,002	22,357
Series F Senior Cumulative Redeemable Convertible Preferred Stock, $.000225 par value; 28,333 shares authorized, 28,333 shares issued and outstanding in 2002 and 2001, liquidation preference: $18,927	18,652	17,206
Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock, $.000225 par value; 8,475 shares authorized; 8,475 shares issued and outstanding in 2002; liquidation preference: $20,944	20,675	—
Stockholders’ (deficit) equity:
Common Stock, $.000225 par value; 225,000 shares authorized; 7,555 shares issued and outstanding	2	2
Additional paid-in capital	326,400	323,404
Accumulated deficit	(330,540)	(278,039)
Officer loan	(279)	(279)
Accumulated other comprehensive loss	(228)	(234)

Net stockholders’ (deficit) equity	(4,645)	44,854

Total	$63,684	$84,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$16,358	$14,270	$51,409	$45,520
Cost of services	7,584	7,283	25,441	25,936

Gross profit	8,774	6,987	25,968	19,584
Operating expenses:
Sales and marketing	2,721	4,113	8,651	14,584
Technology development	3,295	3,690	10,874	10,743
General and administrative	6,128	6,241	17,743	18,783
Amortization of goodwill and intangibles	418	2,207	2,272	6,643
Impairment of assets	—	2,518	9,527	17,952
Restructuring charge	—	(2,669)	—	(2,669)

Total operating expenses	12,562	16,100	49,067	66,036

Loss from operations	(3,788)	(9,113)	(23,099)	(46,452)
Other income, net	76	110	220	302
Minority interest	—	144	—	144

Loss before provision for income taxes and cumulative effect of change in accounting principle	(3,712)	(8,859)	(22,879)	(46,006)
Provision for income taxes	8	30	35	72

Net loss before cumulative effect of change in accounting principle	(3,720)	(8,889)	(22,914)	(46,078)
Cumulative effect of change in accounting principle	—	—	(24,325)	—

Net loss	(3,720)	(8,889)	(47,239)	(46,078)
Preferred stock dividends	(877)	(315)	(2,167)	(315)
Accretion of preferred stock to redemption value	(108)	—	(253)	—
Value of preferred stock beneficial conversion feature	—	—	(2,963)	—

Net loss applicable to common stockholders	$(4,705)	$(9,204)	$(52,622)	$(46,393)

Loss per share — basic and diluted:
Net loss applicable to common stockholders before cumulative effect of change in accounting principle	$(0.62)	$(1.24)	$(3.75)	$(6.25)

Cumulative effect of change in accounting principle	$—	$—	$(3.22)	$—

Total	$(0.62)	$(1.24)	$(6.97)	$(6.25)

Weighted average common shares outstanding	7,555	7,425	7,553	7,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(47,239)	$(46,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	24,325	—
Impairment of assets	9,527	17,952
Restructuring charge	—	(2,669)
Depreciation and amortization	6,644	15,278
Provision for doubtful accounts	(182)	1,700
Minority interest	—	(144)
Loss on disposal of equipment	358	—
Changes in operating assets and liabilities:
Accounts receivable	(5,044)	(4,803)
Prepaid expenses and other assets	1,848	625
Accounts payable	6,972	3,958
Accrued liabilities	1,144	1,746
Deferred revenue and other liabilities	(585)	1,084

Net cash used in operating activities	(2,232)	(11,351)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,036)	(3,134)
Change in restricted cash	(106)	—

Net cash used in investing activities	(2,142)	(3,134)

Cash Flows From Financing Activities:
Proceeds from issuance of Series F Senior Cumulative Redeemable Convertible Preferred Stock, net of issuance costs of $526	—	16,474
Proceeds from issuance of Series G Senior Cumulative Redeemable Convertible Participating Preferred Stock, net of issuance costs of $300	19,700	—
Proceeds from issuance of bridge loan	1,000	—
Principal payments on long-term debt and promissory note	(1,739)	(2,140)
Proceeds from issuance of common stock	32	9

Net cash provided by financing activities	18,993	14,343

Effect of exchange rates on cash	6	(3)

Net increase (decrease) in cash and cash equivalents	14,625	(145)
Cash and cash equivalents, beginning of period	8,779	20,026

Cash and cash equivalents, end of period	$23,404	$19,881

Supplemental Disclosure of Cash Flow Information:
Interest paid	$42	$61

Taxes paid	$544	$60

     The Company will satisfy its preferred dividend requirements by either the issuance of common stock or cash. Such dividend requirements totaled approximately $2.9 million from the date of issuance of the Series F Preferred Stock and Series G Preferred Stock through September 30, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TICKETS.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Description of Business

     Tickets.com, Inc. and its wholly-owned subsidiaries Bay Area Seating Service, Inc., ProTix, Inc., TicketsLive Corporation, dataCulture, Ltd. and Lasergate Systems, Inc., collectively (the “Company”, “Tickets.com”, “we”, “us” or “our”), is a leading business-to-business ticketing solutions provider for live events. We facilitate the sale of tickets by enabling venues and entertainment organizations with proprietary and progressive software, call centers, interactive voice response systems and retail outlets. We build private label ticketing gateways to enable live entertainment organizations with an e-commerce distribution platform. Our automated ticketing solution is used by thousands of entertainment organizations, such as leading performing arts centers, professional sports organizations and various stadiums and arenas in the U.S., Canada, Europe, Australia, Latin America and Asia.

2. Basis of Presentation

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements, footnotes and Management’s Discussion and Analysis of Financial Condition contained in our annual report on Form 10-K for the year ended December 31, 2001.

     Reclassifications

     Certain reclassifications have been made to the account balances in 2001 to be consistent with 2002 presentation.

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

     Comprehensive Loss

     Differences between net loss as reported and comprehensive loss are related to foreign currency translation adjustments. A reconciliation of comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(3,720)	$(8,889)	$(47,239)	$(46,078)
Foreign currency translation adjustment	(9)	136	6	30

Comprehensive loss	$(3,729)	$(8,753)	$(47,233)	$(46,048)

     Cash and Cash Equivalents

     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash consists of two elements, cash and client cash. Although not legally restricted, client cash represents monies we have collected on behalf of our clients that will be remitted to our clients in accordance with related agreements. An associated client accounts payable is recorded at the time the liability is incurred. Cash and cash equivalents consisted of the following as of:

	September 30,	December 31,
	2002	2001

Cash and cash equivalents	$15,846	$1,260
Client cash	7,558	7,519

Total	$23,404	$8,779

     Restricted Cash

     We have approximately $2.7 million in restricted cash as of September 30, 2002. This balance is comprised of $1.7 million held in an escrow account for trial costs in accordance with a contingency agreement related to the Ticketmaster litigation, along with approximately $1.0 million held as security with our credit card processor and at various banking institutions.

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

     Goodwill and Intangible Assets

     Goodwill represents the excess of cost over the fair value of net identified assets acquired in business combinations accounted for under the purchase method. Intangible assets consist primarily of the portion of the purchase price of businesses acquired that is allocated to existing technology, customer relationships and tradenames.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), which states that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but are to be tested for impairment at least annually or when events or circumstances indicate that their carrying value may be impaired. Assembled workforce of $2.3 million no longer meets the definition of a separately identifiable intangible asset under the provisions of Financial Accounting Standard No. 141, Business Combinations, and was reclassified as goodwill as of January 1, 2002. Additionally, with the adoption of FAS 142, the life of tradenames was determined to be indefinite and, therefore, we ceased amortization thereof as of January 1, 2002. In accordance with FAS 142, we were required to perform a two-step transitional impairment review, with the first step to be completed as of June 30, 2002. The first step of this review consisted of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit was greater than its carrying value. This step has been completed and it was determined that the carrying value of each of our reporting units exceeded their fair values, therefore, the second step of the test was required to determine if the carrying value of the goodwill exceeded the implied fair value. The fair value of each reporting unit was estimated by a third party appraisal firm considering both an income and market multiple approach. The second step of the test quantified the amount by which the carrying value exceeded the fair value of the respective assets and resulted in a total goodwill and indefinite life intangibles impairment charge of $24.3 million, of which $7.4 million is related to our Ticketing Services Group business unit, $6.0 million is related to our Internet Ticketing Group business unit, $6.5 million is related to our International Group business unit and $4.4 million is related to Other. In accordance with the provisions of FAS 142, this $24.3 million charge was recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002 and is presented in our Statement of Operations for the nine months ended September 30, 2002. (See Note 5).

     Goodwill and intangible assets consist of the following (in thousands)

		September 30, 2002				December 31, 2001

	Amortization	Gross	Accumulated			Gross	Accumulated
	Period	Carrying Amount	Amortization	Impairment	Net	Carrying Amount	Amortization	Net

Goodwill	Indefinite	$41,061	$(10,103)	$(22,958)	$8,000	$41,061	$(10,103)	$30,958

Intangible Assets
Trade names	Indefinite	7,740	(5,183)	(1,367)	1,190	7,740	(5,183)	2,557
Core technology	60 months	11,410	(10,172)	(347)	891	11,410	(8,882)	2,528
Customer relationships	120 months	7,541	(3,545)	(23)	3,973	7,541	(3,080)	4,461

Total intangibles		$26,691	$(18,900)	$(1,737)	$6,054	$26,691	$(17,145)	$9,546

     We have four reporting units, which are consistent with our operating segments. Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing in-house and online ticketing solutions to our domestic clients. The International Group focuses on providing in-house and online ticketing solutions to our international clients. The following table is the change in goodwill from January 1 through September 30, 2002 by segment (in thousands):

			International
	TSG	ITG	Group	Other	Total

Goodwill as of January 1, 2002	$6,868	$9,559	$10,164	$4,367	$30,958
Goodwill impairment	(6,868)	(5,169)	(6,554)	(4,367)	(22,958)

Goodwill as of September 30, 2002	$—	$4,390	$3,610	$—	$8,000

     Had the provisions of FAS 142 been applied for the three and nine months ended September 30, 2001, our adjusted net loss and net loss per share would have been as follows (in thousands, except for per share amounts):

	Three Months Ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net loss, before cumulative effect of change in accounting principle, as reported:	$(3,720)	$(8,889)	$(22,914)	$(46,078)
Amortization of goodwill and indefinite life intangibles	—	1,800	—	5,413

Adjusted net loss, before cumulative effect of change in accounting principle	$(3,720)	$(7,089)	$(22,914)	$(40,665)

Net loss per share, before cumulative effect of change in accounting principle:
Basic and diluted net loss per share, as reported	$(0.62)	$(1.24)	$(3.75)	$(6.25)
Add back above amortization	—	0.24	—	0.73

Adjusted basic and diluted net loss per share	$(0.62)	$(1.00)	$(3.75)	$(5.52)

     Estimated future amortization expense of intangible assets as of September 30, 2002 is as follows:

Fiscal year:	Amount

2002 (remaining 3 months)	$235
2003	943
2004	497
2005	348
2006	348
2007	348
Thereafter	2,145

$4,864

     Revenue Recognition

     We primarily generate revenue from per ticket service fees charged directly to consumers who order tickets through our web site, call centers, interactive voice response or retail outlets. We charge a handling fee to consumers for all tickets sold by us, other than through retail outlets. We recognize service fee and handling fee revenue from ticket sales at the time the sale is made. From time to time, we enter into contracts with clients whereby we pay a portion of the clients’ share of these fees up front. When this occurs, the up front fees are amortized against revenue over the period of the contract under the terms of the underlying contracts. Additionally, we may collect the cost of the tickets and other fees from the consumer on behalf of our clients. Such amounts are not recorded as revenue. The cost of the ticket and certain fees are refundable to the consumer if the related event is cancelled, in which case we would typically be reimbursed by our clients for the cost of any such tickets. We record a provision for estimated fee refunds. Such refunds for our fees have been historically insignificant, except for the fees refunded due to the tragic events of September 11.

     We also generate revenue from license and support fees charged to licensees of our in-house systems products. We record revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. If the requirements of SOP 97-2, including evidence of an arrangement, customer acceptance, a fixed or determinable fee, fee collectibility, and vendor specific evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. On some contracts, which require significant customization work, we record revenue based on the percentage of completion method. Deferred revenue consists primarily of maintenance and support contracts, which are recognized as they are earned over the term of the agreement.

     Revenues and expenses from transactions involving the exchange of services for non-cash consideration are valued at fair market value based on the amount that would be charged on a cash basis and by comparing such amounts to what other third parties pay for such services. Revenues and expenses from these transactions are recognized in accordance with the established guidelines related to the type of underlying revenue or expense.

     In connection with ten of our ticketing service agreements, we have made payments to these venues for certain exclusivity and other ticketing services rights granted over the term of the applicable agreement. We have, in the past, recorded these payments as prepaids and have amortized these payments to advertising expense over the term of the applicable contract. The unamortized balance of these payments is $5.4 million at September 30, 2002, of which $2.0 million is included in Prepaid and Other Current Assets and $3.4 million is included in Other Assets. In 2001, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” which changed the accounting for these types of payments. EITF Issue No. 00-22 requires that the amortization be recorded as reduction or offset to revenue. Reclassifications have been made in the 2001 statements to conform to this presentation. The impact for the three and nine-month periods ended September 30, 2002 and September 30, 2001, is lower revenue and lower sales and marketing expenses of $0.2 million and $0.5 million, respectively.

     In 2001 the Emerging Issues Task Force issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).” Effective January 1, 2002, we have adopted EITF 01-09. Pursuant to the consensus of Issue 01-09, cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. In June 2000, we entered into an agreement with MLB Advanced Media, LP, the interactive media company of Major League Baseball. Under the terms of the agreement, we are the provider of online ticketing services and e-commerce infrastructure for Major League Baseball. In connection with this agreement, we issued a warrant to purchase 250,000 shares of our common stock at an exercise price equal to $30.45 per share. The warrant was valued at $4.1 million using the Black-Scholes Options Pricing Model and is being amortized on a straight-line basis over the life of the contract of 40 months. The warrants issued in connection with the MLB Advanced Media LP agreement are considered to be a sales incentive and, therefore, the amortization of these warrants should be classified as a reduction to revenue in the statement of operations. Our consolidated financial statements for prior periods presented for comparative purposes have been reclassified to comply with the revised statement of operations display requirements. The result of this adoption was a decrease in revenue with a corresponding decrease in general and administrative expenses of $0.3 million and $0.9 million in the three and nine months ended September 30, 2001, respectively. The impact for the current period is lower revenue and lower general and administrative expenses of $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2002, respectively.

     Cost of Services

     Cost of services includes expenses related to the distribution and delivery of tickets. These expenses include primarily payroll related to call centers and distribution personnel, telecommunications, data communications, and commissions paid on tickets distributed through retail outlets.

     Cost of services also includes costs related to the installation and support of our in-house systems, which are primarily payroll and travel costs, as well as the cost of hardware and software that we resell to our licensees.

     Income Taxes

     We apply the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

     The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382. Events which may cause limitations in the amount of net operating losses that we may use in any one-year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The issuance of our Series G Preferred Stock on March 25, 2002, may have triggered such an ownership change. A determination has not been made at this time. As of September 30, 2002, and September 30, 2001, our net deferred tax assets were offset by a full valuation allowance.

     Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or result in the issuance of common stock that would then share in our earnings. Potentially dilutive securities, which are outstanding options of 1.8 million and outstanding warrants of 2.1 million as of September 30, 2002, are excluded from the calculation of diluted loss per share since their inclusion would be antidilutive.

4. Reverse Stock Split

     On July 11, 2001, our stockholders approved a one-for-eight reverse stock split effective July 23, 2001. All references in the accompanying condensed consolidated financial statements to the number of common shares, warrants and options to purchase common shares, and per share data have been restated to reflect the effect of this action. Our convertible preferred stock was not subject to the split; however, the rate at which preferred shares convert to common gives effect to the one-for-eight reverse stock split.

5. Impairment of Assets

     In August 2001, the Financial Accounting Standard Board (“FASB”) issued FAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted FAS 144 on January 1, 2002. Effective January 1, 2002, we also adopted FAS 142. In accordance with FAS 142, we are required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. The first step of the transitional review of FAS 142 indicated that we had a potential impairment of our other long-lived assets in accordance with FAS 144. The recoverability of such long-lived assets was evaluated in accordance with FAS No. 144, and an impairment charge of $9.5 million, including property and equipment of $9.1 million and other intangibles of $0.4 million, was recorded in the quarter ended June 30, 2002 to write down these related assets to their estimated fair value based on discounted cash flows and a third party appraisal. The impairment related to long-lived assets in the TSG segment. No additional impairment charges were recorded in the quarter ended September 30, 2002.

     In the first quarter of 2001, we recorded a charge of $15.4 million for the impairment of various assets. This charge consisted primarily of the write-down of investments that are no longer core to our business. Management had determined the online marketing asset with Excite@Home would not be fully realized and was partially written down by $13.9 million. Additionally, we wrote-off our strategic investment in two Internet based companies for $1.5 million. This resulted in a decrease of current assets of $7.5 million and other long-term assets of $7.9 million in the first quarter of 2001. In the third quarter of 2001, we recorded an additional charge of $2.5 million for the impairment of the remaining asset with Excite@Home, which was not expected to be realized as Excite@Home filed bankruptcy during the third quarter. This additional charge resulted in a decrease of current assets of $2.5 million in the third quarter of 2001.

6. Business Segment Reporting

     The operating segments below reflect the segmentation of the business under which management evaluates financial data to make operating decisions and assess performance. We are organized into four reportable operating segments: Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions. ITG focuses on providing in-house and online ticketing solutions to our domestic clients. The International Group focuses on providing in-house and online ticketing solutions to our international clients. Segment performance measurement is based on operating income before other corporate expenses, interest income and expense and income taxes. Since we do not evaluate performance based on return on assets at the operating segment level, assets are not traced internally by segment. Therefore, segment asset information is not presented. Other corporate expenses principally consist of unallocated administrative support and technology functions. The effects of inter-segment sales have been eliminated in consolidation.

	Three Months Ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Revenue:
TSG	$10,103	$7,655	$31,697	$26,830
ITG	4,539	4,691	14,562	13,438
International	1,572	1,446	4,585	4,077
Other	144	478	565	1,175

Total revenue	16,358	14,270	51,409	45,520

Gross profit:
TSG	4,727	2,757	13,281	9,646
ITG	2,877	2,929	9,236	6,552
International	1,030	823	2,892	2,330
Other	140	478	559	1,056

Total gross profit	8,774	6,987	25,968	19,584

Operating income/(loss):
TSG	3,053	(474)	6,994	1,392
ITG	1,742	1,475	5,565	546
International	188	130	748	47
Other	(1,876)	(407)	(3,562)	(2,205)

Total segment operating income/(loss)	3,107	724	9,745	(220)

Other operating expenses:
Administrative support and technology functions	6,258	6,170	18,479	19,633
Depreciation and amortization	637	3,817	4,838	11,316
Impairment of assets	—	2,519	9,527	17,952
Restructuring charge	—	(2,669)	—	(2,669)

Loss from operations	$(3,788)	$(9,113)	$(23,099)	$(46,452)

7. Litigation

     Ticketmaster Litigation. On July 23, 1999, Ticketmaster Corporation and Ticketmaster Online-CitySearch (collectively, “Ticketmaster”) filed a lawsuit against us in the United States District Court for the Central District of California, case number 99-07654WDK, seeking unspecified damages and a court order to prohibit us from, among other things, linking Internet consumers to internal pages within Ticketmaster’s web site and using the Ticketmaster name on our web site. In addition, the suit alleges that we engaged in other wrongful acts, such as providing false and misleading information on our web site regarding the availability of tickets and related information on the Ticketmaster web site and taking copyrighted information from the Ticketmaster web site for use on our web site. The suit originally sought (i) an injunction to prohibit us from further engaging in any alleged unlawful activity, (ii) treble damages, (iii) attorneys’ fees and other unspecified damages. On September 15, 1999 we filed a motion to dismiss the lawsuit. On January 7, 2000, Ticketmaster filed a First Amended Complaint, which modified their previous allegations and added two claims for unfair competition and alleged violations of the Lanham Act.

     We filed a motion to dismiss the Amended Complaint and on March 27, 2000, the Court dismissed four of the six claims in the Amended Complaint. Ticketmaster also filed a Motion for Preliminary Injunction seeking an order precluding us from, among other things, providing links to Ticketmaster web pages. On August 10, 2000, the Court denied this motion.

     In May 2000, we filed a counterclaim against Ticketmaster alleging that they have engaged in certain acts and practices that are an unlawful restraint of trade, unlawful monopolization and attempted monopolization in violation of Federal and state antitrust laws and violation of state unfair competition law and interference with economic advantage. Our claim seeks treble damages, punitive damages and declaratory and injunctive relief. Ticketmaster filed a motion to dismiss our counterclaim and on September 25, 2000 the Court denied this motion.

     Until the time that this case goes to trial, there remains a possibility that Ticketmaster may file a motion for summary judgment against us. While the results of bringing such a motion are not currently predictable, it is possible that the court could grant such a motion, in whole or in part, thereby eliminating some or all of the claims that we are currently seeking against Ticketmaster.

     As of the most recent order of the Court, non-expert discovery ceased as of October 1, 2002, with the exception of the completion of some isolated matters, and the new trial date is March 1, 2003.

     James Goodman vs. Tickets.com, Inc. On May 24, 1999, James Goodman, a former employee of California Tickets.com, Inc., a predecessor company we acquired in 1998, filed a lawsuit against us in the Los Angeles County Superior Court, State of California, case number BC210832, claiming damages for breach of written and verbal contract and breach of the implied covenant of good faith and fair dealing. The complaint sought damages in an unspecified amount and an entitlement to a stock option covering 6,945 shares of our common stock (the grant amount is adjusted to reflect the one-for-eight reverse stock split of July 23, 2001). The case arose from a grant of an option to purchase shares of Common Stock in California Tickets.com. This grant was memorialized in an offer of employment letter presented to the plaintiff by California Tickets.com. The plaintiff’s employment was subsequently terminated prior to the option being formalized by obtaining approval of the board of directors or preparation of the appropriate documentation. At or near the same time as the plaintiff’s employment was terminated, we and California Tickets.com entered into an agreement providing for the merger of California Tickets.com with and into Advantix, Inc., which subsequently changed its name to Tickets.com, Inc.

     Trial for this matter was in late May 2002. On June 3, 2002, the jury returned a verdict in favor of the plaintiff in the amount of $771,976. The amount of the verdict was based on the amount the plaintiff would have received had he been able to exercise his option and then sell his shares of our common stock immediately following our initial public offering, while our stock was trading at a peak price. The jury also found that the subject offer letter constituted a valid employment agreement with the plaintiff. Judgment was entered on this matter on July 15, 2002 and on July 19, 2002 plaintiff served a copy of Notice of Entry of Judgment on our counsel. In the second quarter of 2002, we recorded an accrual of $1.0 million for this potential liability, including estimated legal costs.

     On August 2, 2002, we filed a Notice of Intention to File a Motion for New Trial, which was heard and denied on September 6, 2002.

     We have engaged counsel to appeal the verdict. Our appellate counsel is currently preparing our appeal. We have also obtained and posted an appeal bond as required by statute, which ensures that enforcement of the judgment will be stayed pending the appeal.

     Thomas Rogers, et. al, vs., Sterling Foster & Co., Inc., LaserGate Systems, Inc,. et. al. Lasergate Systems, Inc., which through a stock acquisition, is one of our wholly owned subsidiaries, is one of several defendants named in a consolidated action filed in the United States District Court for the Eastern District of New York, case number 97 CV 00189. The complaint in this action alleges that Lasergate failed to disclose, in a 1994 registration statement filed with the Securities and Exchange Commission, that prior to the date of the offering of Lasergate securities, Sterling Foster & Co., Inc., the underwriter of the offering, had secretly agreed to release several shareholders from “lock-up” agreements for the purpose of selling their shares to Sterling Foster at reduced prices. The plaintiffs allege that Lasergate violated Sections 11 and 12(2) of the Securities Act of 1933, Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under and Section 349 of the New York General Business law, as well as made other negligent misrepresentations. On August 5, 1999, Lasergate filed a motion with the court to dismiss the complaint against it. In June of 2002, the court issued its decision on the motion to dismiss, whereby plaintiff’s claims asserted under Section 349 of the New York General Business law and claims based on alleged negligent misrepresentations were dismissed. The court sustained plaintiff’s claims asserted under Securities Act of 1933 and the Securities Exchange Act of 1934.

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

     On March 7, 2002, one of the plaintiff’s lead counsel proposed that the issuers and plaintiffs enter into non-binding mediation in an attempt to pare the case down to ultimately the plaintiffs and the underwriters. Upon the agreement of the defendant/issuers (including us), mediation hearings have been conducted and are currently concluding.

     In addition to the foregoing, the plaintiffs have circulated a proposed dismissal and tolling agreement, proposing that the case will be dismissed against all individual defendants, without prejudice, where the entity associated with an individual defendant maintains insurance, and the individual defendant agrees to an agreement tolling the statute of limitations as to the defendants, enabling the plaintiffs to re-file an action against the defendant, should additional facts be discovered giving rise to a viable claim.

     NAP Venture Partners LLC; PromoWest Productions, Inc., vs. Tickets.com, Inc. On September 17, 2001 we were served with a complaint brought by NAP Venture Partners LLC and PromoWest Productions, Inc. The suit was originally filed in Los Angeles Superior Court, but following a change in venue, the case is currently pending in Orange County Superior Court, State of California, case number 01CC14946. The Complaint asserts numerous causes of action: (i) breach of written contract; (ii) breach of the implied covenant of good faith and fair dealing; (iii) violation of the Unfair Competition Act; (iv) declaratory relief; and (v) violation of California Business and Professions Code, Section 17200 et seq. This case arises out of a prior agreement between us and the plaintiff providing for us to make an investment in the plaintiff (NAP), who was engaged in the development and construction of a new venue complex in Ohio. Upon completion of construction, we were to provide all ticketing services to the new venue on behalf of the plaintiff pursuant to a ticketing services agreement executed simultaneously with the investment agreements.

     The investment was structured to occur in multiple payments tied to certain construction milestones, to ensure that progress of the development was continuing. Several months after our first scheduled investment payment in the amount of $150,000, NAP abruptly returned the investment amount and advised us that our participation in the project was terminated and further advised us that it was also terminating the Ticketing Services Agreement. Subsequent to the return of the investment amounts, the plaintiff entered into a similar transaction with one of our competitors. The subject suit followed, with the plaintiffs seeking, among other things, a declaratory judgment that the Ticketing Services Agreement is terminated.

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

     Trial on this mater is currently set for January 13, 2003. Discovery is continuing.

     Robert Smola and Barry Sturner vs. Tickets.com, inc., and Chicago National League Ball Club, Inc. On April 29, 2002, we were served with a complaint seeking to certify three separate plaintiff consumer classes and seeking damages against us and the Chicago Cubs National League baseball team, based on alleged violations of two Illinois statutes: (i) the Illinois Scalping Act and (ii) the Illinois Consumer Fraud and Deceptive Business Practices Act. The case was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division, case number of 02CH0813.

     The complaint cites that the amount of the ticket convenience fee charged to a consumer is based on the face value of the ticket, however, the actual service rendered for which the convenience fee is charged is no different for a higher priced ticket than it is for a lower priced ticket. The complaint alleges that this variance in the assessed amount of the convenience fee, based solely on the face value of a ticket, is unreasonable and is accordingly, in violation of the Scalping Act. The complaint further alleges that the convenience fee assessed for the purchase of “will-call” tickets is unreasonable as no “service” is rendered to the ticket buyer and accordingly, such practice is a violation of the Scalping Act. The complaint finally alleges that the amounts assessed for shipping and handling fees, as well as the method for the selection of shipping and handling options on the Cub’s web site are violations of the Consumer Fraud Act.

     Our counsel have filed a motion to dismiss this matter, which is set to be heard in mid-December, 2002. A trial date has not been set.

     R4 Holdings vs. Tickets.com. On June 13, 2002, we were served with a summons and complaint on behalf of certain of our officers, directors and former stockholders. The complaint was filed in Orange County Superior Court, State of California, case number 02CC06740, and seeks damages on several causes of action alleging (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with contract, (iv) fraudulent misrepresentation and fraudulent inducement, (v) breach of fiduciary duty, and (vi) civil conspiracy. The complaint generally alleges that plaintiffs, R4 Holdings, LLC (“R4”) and Hill International, Inc. (“Hill”, and together with R4, the “Plaintiffs”), both under the direction and control of Irvin Richter, are founding shareholders of our Company. The complaint further alleges that pursuant to their investment in us, the Plaintiffs were parties to a certain stockholder agreement and an amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”) with us, which, among other things, entitled R4 to appoint two members to our Board of Directors (the “Board”). Pursuant to these agreements, Plaintiffs appointed their first designee to the Board. The second designee was subject to Board approval.

     The complaint also states that in contemplation of our planned initial public offering of common stock, and by virtue of the Stockholder’s Agreement and Investors’ Rights Agreement, R4 and Hill were required to execute lock-up agreements wherein the Plaintiffs agreed to refrain from trading their shares in us for a period of 180 days following the date of any such initial public offering (the “Lock-Up Agreement”). Subsequent to the execution of the Lock-Up Agreement, the complaint alleges that the Board declined R4’s nominee for its additional member of the Board, and ultimately caused the first appointee to be removed from the Board prior to the initial public offering. The Plaintiffs allege that as a result of their loss of seats on the Board, they were no longer bound by the terms of the Lock-Up Agreement and further, that we and our Board fraudulently induced the Plaintiffs into executing the Lock-Up Agreement. The complaint alleges that the members of the Board conspired against the Plaintiffs by: (i) inducing them to execute the Lock-Up Agreement, (ii) causing removal of its appointee from the Board, (iii) from preventing the Plaintiffs other nominee to be appointed as a member of the Board, and (iv) from preventing the Plaintiffs from being able to trade their shares in our common stock at the time of the initial public offering.

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

     Michael Chanan vs. Tickets.com, Inc. On October 9, 2002, we were served with a complaint seeking to certify a class of plaintiffs similarly situated and seeking damages in an unspecified amount against us. The case was filed in the Circuit Court of Cook County, in the State of Illinois, and assigned case number 02CH18251. The complaint challenges some of our policies related to the sale of tickets to baseball games played by the Chicago White Sox. The complaint alleges that the plaintiff purchased tickets to a White Sox game through our Web site and the plaintiff elected to pick-up the tickets at the White Sox Box Office at Cominskey Park. In addition to our typical convenience fees, the plaintiff was assessed a handling charge. The complaint alleges that the handling charge assessment violates applicable Illinois Consumer Fraud statues as well as the California Unfair Competition Act because the handling charge was for a service that was not rendered. We have retained counsel to provide us a defense of this case. Our counsel is currently preparing a motion to dismiss. Because this case was only recently served on us, there has been no other activity.

     Tickets.com, Inc., vs. Oakland Coliseum Joint Venture LLC/SMG. We are currently a party to a binding arbitration proceeding with the Oakland Coliseum Joint Venture and SMG. The arbitration is being conducted through the American Arbitration Association and has been assigned the Case Number 73-181-00378-02 MAK. The arbitration concerns our Ticketing Services Agreement with SMG for the ticketing services for the Arena in Oakland. The Agreement was entered into on June 22, 2000 and has a five-year term. SMG is seeking to terminate the Agreement early, claiming, among other things, that our retail outlet network in the San Francisco Bay Area is insufficient to provide necessary points of sale and distribution of tickets to events at the Arena. We disagree with SMG’s allegations. The matter was submitted to binding arbitration pursuant to the terms of the Agreement. A hearing on this matter is set to begin on January 6, 2003.

     The ultimate outcome of all of the above matters is not presently determinable. Accordingly, no provision for potential gains or losses has been made in the accompanying financial statements other than as described above.

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

     The Series F Preferred Stock ranks senior to our common stock. If we pay dividends on our common stock then the holders of the Series F preferred stock will receive the same dividends as if their shares of Series F Preferred Stock were converted into common stock. In addition, we will pay cumulative dividends on the Series F Preferred Stock at the rate of nine percent per year of the Series F Accreted Value, less any cash dividends paid to the holders of the Series F Preferred Stock because of a dividend paid on the common stock as described in the second sentence of this paragraph. Series F Accreted Value is defined as $0.60 per share plus the amount of any accrued and unpaid dividends. The cumulative dividends accrue and compound quarterly whether or not declared by our Board of Directors. As of September 30, 2002, cumulative accrued dividends were approximately $1.9 million and the cumulative accretion of the Series F Preferred Stock issuance costs was $0.4 million. Each share of Series F Preferred Stock is convertible, at the option of the holders of the Series F Preferred Stock, into shares of common stock at a conversion ratio equal to the Series F Accreted Value divided by $0.60, subject to antidilution adjustments as described below (the “Series F Conversion Price”). Initially, each share of Series F Preferred Stock was convertible into one share of common stock. However, as a result of the one-for-eight reverse stock split we effected July 23, 2001, each eight shares of Series F Preferred Stock became convertible into one share of common stock.

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

     The Series G Preferred Stock ranks senior to our common stock and the Series F Preferred Stock. If we pay dividends on our common stock then the holders of the Series G Preferred Stock will receive such dividends as if their shares of Series G Preferred Stock were converted into common stock. In addition, we will pay cumulative dividends on the Series G Preferred Stock at a rate of nine percent per year of the Series G Accreted Value, minus any cash dividends paid to the holders of the Series G Preferred Stock because of a dividend paid on the common stock as described in the second sentence of this paragraph. Series G Accreted Value is defined as $2.36 per share plus the amount of any accrued and unpaid dividends. The cumulative dividends will accrue and compound quarterly whether or not declared by our Board of Directors. “Series G Accreted Value” means $2.36 plus the amount of any accrued and unpaid dividends. As of September 30, 2002, accrued dividends were approximately $0.9 million.

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

     On March 25, 2007, we will automatically redeem all of the shares of Series G Preferred Stock in cash, at a redemption price per share equal to the greater of the Series G Liquidation Payment calculated on such date or the average trading price of one share of our common stock on each of the twenty consecutive trading days ending on and including the trading day prior to such date.

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

9. 2001 Stock Option Plan

     Effective June 28, 2002, we made an offer to all employees holding stock options, other than executive officers, to cancel their outstanding options to purchase our common stock with an exercise price equal to or greater than $6.00 per unit in reliance on our issuing new options in an amount of 75% of the outstanding options canceled, at the fair market value on the date of grant. The new options will be granted on or around January 30, 2003, six months and a day following cancellation.

10. Promissory Note

     In March 2002, we entered into a letter of agreement with General Atlantic Partners 74, L.P. pursuant to which GAP 74 loaned $1.0 million to us in exchange for the issuance of a senior promissory note in favor of GAP 74. The promissory note was in the principal amount of $1.0 million and accrued interest at a rate of nine percent per year. The promissory note was due and payable on April 15, 2002. On March 25, 2002 we sold the shares of our Series G Preferred Stock as described above and we used a portion of the proceeds from such sale to repay our debt to GAP 74 pursuant to the terms of the promissory note. A director on our board of directors is a managing member of General Atlantic Partners, LLC, the general partner of GAP 74.

11. Change in Control

     Following the consummation of the Series F Preferred Stock and the Series G Preferred Stock transactions, investment entities affiliated with General Atlantic Partners, LLC hold a majority of the total voting power of our capital stock. As a result, they can control any matters submitted to a vote of the stockholders, including the election of directors.

12. Recent Accounting Pronouncements

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

13. Nasdaq Listing

     We are not in compliance with the Nasdaq Market Place Rules. Nasdaq recently changed its listing standards. Prior to November 1, 2002, we satisfied the net tangible assets test for continued listing. Effective November 1, 2002, this test was eliminated and replaced with a minimum stockholders' equity test. Under generally accepted accounting principles, our Series F and Series G Preferred Stock are not included in equity because of their redemption features and, as a result, we are not in compliance with this minimum stockholders' equity standard or with either of the alternative continued listing standards. Nasdaq may therefore delist our common stock for failure to satisfy the Nasdaq Market Place Rules.

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

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. These forward looking statements generally refer to future plans and performance, and are identified by the words “project,” “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “aim,” “will” or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to expectations as of the date on which they are made. Certain statements in this Form 10-Q, including those relating to Tickets.com, Inc.’s expected results, and its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors that may cause actual results in future periods to differ from current expectations include, among other things, the loss of a significant client, the continued availability of sufficient working capital, and the availability of adequate sources of capital. These and other factors identified in this Form 10-Q, including but not limited to the risk factors discussed herein and in Tickets.com, Inc.’s previously filed public documents, could affect the forward-looking statements contained herein and therein. Tickets.com, Inc. undertakes no obligation to update publicly or revise any forward-looking statements or explain the reasons why actual results may differ.

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

     We are organized into four reportable operating segments: Ticketing Services Group (“TSG”), Internet Ticketing Group (“ITG”), International Group, and Other. TSG focuses on delivering outsourcing solutions to our domestic clients. ITG focuses on providing in-house and online ticketing solutions to our domestic clients. The International Group focuses on providing in-house and online ticketing solutions to our international clients. We now supply the Internet ticketing for 20 of the 30 Major League Baseball teams, 12 of which are included under the ITG business segment and the balance, which are full service customers, are included under the TSG business segment.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues

     Ticketing Services Group. Revenues from TSG increased 31.2% to $10.1 million for the three months ended September 30, 2002 from $7.7 million for the three months ended September 30, 2001. Service charge and handling fee revenue increased by $1.5 million and credit card revenues increased by $1.3 million, primarily due to an increase in playoff ticket sales for our full service major league baseball teams. There was also an increase in our TSG revenue of $0.7 million relating to our entrance into the Houston and Greensboro markets through the addition of the Houston Astros and the Greensboro Coliseum. These increases were partially offset by the loss of the Thomas and Mack venue as a client in 2002, when it elected not to renew our agreement and instead deploy an in-house ticketing services system.

     Internet Ticketing Group. Revenues from ITG decreased 4.3% to $4.5 million for the three months ended September 30, 2002 from $4.7 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, custom programming requested by our clients, primarily software licensees, decreased approximately $0.5 million and license and software revenues decreased by $0.2 million from the same period last year. Offsetting these decreases, service and handling fees from our software licensees upgrading to sell tickets over the Internet increased by $0.7 million. The slight decrease in revenues for ITG from the same period last year is primarily attributable to current general economic conditions, which have had a negative impact on many of our clients and potential clients. This trend is anticipated to continue through at least the first half of 2003.

Cost of Services

     Ticketing Services Group. Cost of services for TSG increased 10.2% to $5.4 million for the three months ended September 30, 2002 from $4.9 million for the three months ended September 30, 2001. As a percentage of TSG revenues, cost of services for TSG decreased to 53.5% from 63.6%. The increase in cost of services was primarily due to an increase of $1.1 million in credit card fees related to the increase in credit card revenue discussed above. Labor also increased by $0.2 million due to increased call center activity. These increases were partially offset by a reduction of $0.7 million in depreciation expense due to the write-down of TSG assets during the quarter ended June 30, 2002 in connection with our FAS 144 valuation.

     Internet Ticketing Group. Cost of services for ITG decreased 5.6% to $1.7 million for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001. As a percentage of ITG revenue, cost of services decreased to 37.8% from 38.3%. The decrease in cost of services was primarily due to lower labor costs of $0.2 million resulting from a reduction in headcount, which was partially offset by increased credit card fees. Credit card fees for ITG increased due to the increase in ticket sales volume from our software licensees upgrading to sell tickets over the Internet.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 33.8% to $2.7 million for the three months ended September 30, 2002 from $4.1 million for the three month ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 16.6% from 28.8%. The decrease is primarily related to a decrease of $0.5 million in advertising and promotion expenses and a decrease in payroll and payroll related costs of $0.3 million from the same period last year. The decline in payroll costs resulted from a reduction in headcount. The majority of the advertising and promotion decrease related to the elimination of a $0.4 million periodic expense taken in the third quarter of 2001. This periodic expense was eliminated as a result of the asset impairment charge taken for our online marketing relationship with Excite@Home in the third quarter of 2001. Additionally, depreciation decreased by $0.4 million, primarily as a result of the write-down of assets during the quarter ended June 30, 2002 in connection with our FAS 144 valuation.

     Technology Development. Technology development expenses decreased 10.7% to $3.3 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. As a percentage of total revenues, technology development expenses decreased slightly to 20.1% from 25.8%. The decrease is primarily related to a decrease of $0.3 million in professional services and a decrease of $0.4 million in depreciation expense, primarily as a result of the write-down of assets during the quarter ended June 30, 2002 in connection with our FAS 144 valuation. These decreases were partially offset by increased computer and office related costs of $0.3 million.

     General and Administrative. General and administrative expenses decreased 1.8% to $6.1 million for the three months ended September 30, 2002 from $6.2 million for the three months ended September 30, 2001. As a percentage of total revenue, general and administrative expenses decreased to 37.5% from 43.7%. The decrease was primarily due to a $1.0 million reduction in bad debt expense, as well as decreases in computer, office, business tax and license expenses totaling $0.3 million. These decreases were largely offset by a $1.0 million increase in payroll expenses, primarily due to the addition of new executives in the second quarter of 2002, one-time severance payments made to departing executives and others, as well as certain bonuses and other salary adjustments. Professional services also increased by approximately $0.2 million.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased 81.1% to $0.4 million for the three months ended September 30, 2002 from $2.2 million for the three month ended September 30, 2001. The reduction in amortization expense is due to the adoption of Financial Accounting Standard No. 142 (“FAS 142”), which provides that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. As a result, as of January 1, 2002, we ceased amortizing goodwill, including assembled workforce and tradenames. We continue to amortize intangible assets with definite lives, which are core technology and customer relationships, but the carrying value of such assets was also reduced by write-downs in the quarter ended June 30, 2002.

     Impairment of Assets. In the third quarter of 2001, we recorded a charge of $2.5 million to write down an asset associated with our marketing relationship with Excite@Home, which was not expected to be realized due to Excite@Home’s bankruptcy. We recorded no similar impairment of assets in the third quarter of 2002.

     Restructuring Charge. In the third quarter of 2001, we reversed a previous over accrual of restructuring costs of $2.7 million. The original restructuring charge of $35.1 million was recorded in the second quarter of 2000, as a result of our board of directors approving a restructure plan.

Nine months ended September 30, 2002 Compared to the Nine months ended September 30, 2001

Revenues

     Ticketing Services Group. Revenues from TSG increased 18.3% to $31.7 million for the nine months ended September 30, 2002 from $26.8 million for the nine months ended September 30, 2001. This increase was primarily due to an increase of approximately $2.8 million in the Ohio, Texas, and Oklahoma markets resulting from the addition of three new full service Major League Baseball teams and the opening of the new Ford Center Arena in Oklahoma since the third quarter of 2001. Additionally, credit card revenues from other markets increased $3.4 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to an increase in playoff ticket sales for our full service major league baseball teams. These increases were partially offset by the loss of the Thomas and Mack venue as a client in 2002, when it elected not to renew our agreement and instead deploy an in-house ticketing services system.

     Internet Ticketing Group. Revenues from ITG increased 9.0% to $14.6 million for the nine months ended September 30, 2002 from $13.4 million for the nine months ended September 30, 2001. The increase was primarily due to an increase of $1.3 million in ticket service and handling fees resulting from increased volume from our software licensees upgrading to sell tickets over the Internet, and an increase of $0.8 million in Internet ticketing revenue for Major League Baseball teams. Additionally, our credit card fee revenue increased $0.6 million due to the increased volume of ticketing from our upgraded software licensees and from Major League Baseball teams. These increases were partially offset by a decrease of approximately $1.1 million in revenue from consulting fees for custom programming requested by our clients, primarily software licensees, and a decrease of $0.4 million in license revenue.

Cost of Services

     Ticketing Services Group. Cost of services for TSG increased 7.0% to $18.4 million for the nine months ended September 30, 2002 from $17.2 million for the nine months ended September 30, 2001. As a percentage of TSG revenues, total cost of services for TSG decreased to 58.0% from 64.2%. The increase in costs of services is primarily related to an increase of $2.9 million in credit card fees related to the increase in credit card revenue mentioned above. This increase was partially offset by reductions of $0.8 in depreciation expense, primarily due to the write-down of TSG assets during the quarter ended June 30, 2002 in connection with our FAS 144 valuation, as well as a $0.8 million reduction in telecommunication expense.

     Internet Ticketing Group. Cost of services for ITG decreased 23.2% to $5.3 million for the nine months ended September 30, 2002 from $6.9 million for the nine months ended September 30, 2001. As a percentage of ITG revenue, costs of services decreased to 36.3% from 51.5%. The decrease is primarily related to lower labor costs of approximately $1.2 million resulting from a reduction in headcount, a decrease of $0.4 million in third party hardware and software purchases, a decrease of $0.2 million reduction in travel and entertainment expense and a decrease of $0.2 million in professional fees. These decreases were partially offset by an increase of $0.4 million in credit card fees, which is related to the increase in credit card revenue mentioned above.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased 40.7% to $8.7 million for the nine months ended September 30, 2002 from $14.6 million for the nine months ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased to 16.8% from 32.0%. The decrease is primarily related to a decrease of $2.3 million in advertising and promotion expenses and a decrease in payroll and payroll related costs of $1.8 million from the same period last year. The majority of the decrease in advertising and promotion expense related to the elimination of a periodic expense of $1.6 million taken in the nine months ended September 30, 2001. The periodic expense was eliminated as a result of the asset impairment charge taken for our online marketing relationship with Excite@Home in 2001. The decline in payroll costs resulted from reduced headcount. Additionally, there were decreases of $0.7 million in computer and office related expenses, $0.5 in depreciation expense, primarily as a result of the write-down of assets during the quarter ended June 30, 2002 in connection with our FAS 144 valuation, $0.4 million in travel and entertainment expenses and $0.3 million in business and sales taxes.

     Technology Development. Technology development expenses increased 1.2% to $10.9 million for the nine months ended September 30, 2002 from $10.7 million for the nine months ended September 30, 2001. As a percentage of total revenues, technology development expenses decreased to 21.2% from 23.6%. The increase was primarily related to an increase in computer and office related expenses of $0.9 million and in payroll expenses of $0.3 million. Our reliance on outside professional services continued to drop, offsetting these increases by $0.6 million. In addition, depreciation expense decreased $0.4 million, primarily as a result of the write-down of assets during the quarter ended June 30, 2002 in connection with our FAS 144 valuation.

     General and Administrative. General and administrative expenses decreased 5.5% to $17.7 million for the nine months ended September 30, 2002 from $18.8 million for the nine months ended September 30, 2001. As a percentage of total revenue, general and administrative expenses decreased to 34.5% from 41.3%. The decrease was primarily due to decreases in bad debt expense of $1.9 million, computer and office related expenses of $1.2 million and business taxes and licenses of $0.4 million. We also recorded a charge of $0.4 million for fees related to the termination of a proposed financing arrangement during the nine months ended September 30, 2001 with no corresponding charge in 2002. These decreases were partially offset by an increase in payroll and payroll related costs of $1.9 million, primarily due to the addition of new executives in the second quarter of 2002, one-time severance payments made to departing executives and others, as well as certain bonuses and other salary adjustments. Travel expenses also increased $0.4 million over the same period last year.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased 65.8% to $2.3 million for the three months ended September 30, 2002 from $6.6 million for the three month ended September 30, 2001. The reduction in amortization expense is due to the adoption of FAS 142, which provides that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. As a result, as of January 1, 2002, we ceased amortizing goodwill, including assembled workforce and tradenames. We continue to amortize intangible assets with definite lives, which are core technology and customer relationships.

     Impairment of Assets. Effective January 1, 2002, we adopted FAS 142. In accordance with FAS 142, we were required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This first step indicated that we also had a potential impairment of our other long-lived assets in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The recoverability of such long-lived assets was evaluated in accordance with FAS No. 144 and an impairment charge of $9.5 million, including property and equipment of $9.1 million and other intangibles of $0.4 million, was recorded in the quarter ended June 30, 2002 to write down these assets to their estimated fair value based on discounted cash flows and a third party appraisal.

     In the nine months ended September 30, 2001, we recorded impairment charges of $17.9 million. Of this, $15.4 million was recorded in the first quarter of 2001 and consisted primarily of the write-down of investments that are no longer core to our business. Management had determined the asset associated with our marketing relationship with Excite@Home would not be fully realized and it was partially written down by $13.9 million. We wrote-off our strategic investment in two Internet based companies for $1.5 million. In the third quarter of 2001, we recorded an additional charge of $2.5 million for the impairment of the remaining Excite@Home asset as a result of its bankruptcy filing.

     Restructuring Charge. In the nine months ended September 30, 2001, we reversed a previous over-accrual of restructuring costs of $2.7 million. The original restructuring charge of $35.1 million was recorded in 2000, as a result of our board of directors approving a restructure plan.

Change in Accounting Principle

     Change in Accounting Principle. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142 (FAS 142), which states that goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but are to be tested for impairment at least annually or when events or circumstances indicate that their carrying value may be impaired. Assembled workforce of $2.3 million no longer meets the definition of a separately identifiable intangible asset under the provisions of Financial Accounting Standard No. 141, Business Combinations, and was reclassified as goodwill as of January 1, 2002. Additionally, with the adoption of FAS 142, the life of trade names was determined to be indefinite and, therefore, we ceased amortization thereof as of January 1, 2002. In accordance with FAS 142, we were required to perform a two-step transitional impairment review, with the first step to be completed as of June 30, 2002. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This step has been completed and it was determined that the carrying value of each of our reporting units exceeded their fair values, therefore, the second step of the test was required to determine if the carrying value of the goodwill exceeded the implied value. The fair value of each reporting unit was estimated by a third party appraisal firm considering both an income and market multiple approach. The second step of the test indicated that the carrying value did in fact exceed the implied value and resulted in a total goodwill and indefinite life intangibles impairment charge of $24.3 million, of which $7.5 million related to our Ticketing Services Group business unit, $5.9 million related to our Internet Ticketing Group business segment, $6.6 million related to our International Group business unit and $4.3 million related to Other. In accordance with the provisions of FAS 142, this $24.3 million charge was recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002 and is presented in our Statement of Operations for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     Our cash and cash equivalents increased by $14.6 million to $23.4 million as of September 30, 2002 from $8.8 million as of December 31, 2001. The cash and cash equivalent balances included $7.6 million and $7.5 million of client cash, at September 30, 2002 and December 31, 2001, respectively. Client cash represents monies we have collected on behalf of our clients and to be remitted to our clients in accordance with related agreements. The increase in cash and cash equivalents resulted primarily from the issuance in March 2002 of Series G Preferred Stock for $19.7 million, net of issuance costs of $0.3 million. Additionally, current liabilities increased $7.3 million primarily due to an increase in accounts payables of $7.0 million and an increase of accrued liabilities of $1.1 million, partially offset by a decrease in other current liabilities of $0.6 million. This increase in cash was partially offset by an investment in property and equipment of $2.0 million and an increase in accounts receivables of $5.4 million, primarily due to an increase of $3.1 million in credit card receivables and $1.8 million in accounts receivables from clients who pay license and support fees. The increase in credit card receivables primarily related to timing issues, as there were more sales occurring the last week of September 2002 than in the last week of December 2001. Funds from these sales were not received until later. In addition, we had a decrease of $1.8 million in prepaid expenses and other assets, along with principal payments on long-term debt of $1.7 million which reduced cash and cash equivalents.

     We have incurred losses since our inception and, given our decision to continue to invest our capital in infrastructure and business expansion, we expect to continue to incur losses in the future. Set forth below is a schedule of our contractual obligations and commercial commitments, principally lease obligations, advertising, and client marketing agreements, as of September 30, 2002. Additionally, 2006 and 2007 include our Series F and Series G Preferred Stock redemption obligations.

Year Ending December 31:
2002	$3,758
2003	5,274
2004	3,790
2005	2,719
2006	28,517
2007	33,827
Thereafter	393

$78,278

     We also anticipate purchasing additional property and equipment of $2.2 million during the fourth quarter of 2002 and during 2003, which purchases are not subject to any contractual obligations or commitments. Further, we, and some of our current and former directors and officers, have been named in various legal complaints. We have tendered these matters to our insurance carriers for coverage of legal fees and costs incurred in connection with the defense of these matters, as well as for any potential liability found against us and any named officers and directors. Insurance coverage and the extent of coverage on these matters is subject to final determination by our insurance carriers and is subject to a deductible. Additionally, we have entered into a contingent fee arrangement with our legal counsel in the Ticketmaster action to mitigate our further expenditures on fees, although we will continue to bear significant costs associated with this litigation. Under the contingent fee arrangement, our legal counsel will be entitled to 50% of the recovery, if any, that we may receive in the Ticketmaster litigation.

     We rely on a third party credit card processor to administer charges made by our clients’ customers on Visa and MasterCard. This third party processor may withhold funds due us if they deem there is a potential exposure for a large refund of any Visa or MasterCard charges that may be processed by them in the future. If a significant amount of funds were withheld from us, our cash in-flow would be slowed and would negatively impact our ability to meet our financial obligations.

     Funding continuing losses and capital investment, as well as our other commitments, will continue to reduce our available cash, although we believe that our existing cash and cash equivalents are sufficient to meet these needs and fund our operations for at least the next 12 months. However, while we do not expect a significant fall off in our revenue or related operating cash flows, such a fall off resulting from events such as further terrorist attacks, the loss of major clients, or other causes, could result in our needing an additional capital infusion due to the largely fixed nature of our infrastructure costs. In addition, absent an improvement in our cash flow, we will likely need additional capital thereafter. We cannot assure you that if an additional capital infusion is needed, it will be available on reasonable terms or at all. Further, our Series F Preferred Stock and Series G Preferred Stock accrue cumulative dividends at a rate of nine percent per year, compounding quarterly. While we will likely pay these dividends by issuing additional shares of our common stock, we may elect to pay them in cash. We are also obligated to redeem our Series F Preferred Stock and Series G Preferred Stock. Our obligation, including accrued dividends will be approximately $27.6 million and $33.4 million, in 2006 and 2007, respectively. We cannot assure you that we will have sufficient financial resources to make those redemption payments or be able to obtain replacement financing on those redemption dates. In addition, the holders of our Series F Preferred Stock and Series G Preferred Stock have the right to prevent us from incurring any further debt or issuing additional equity securities.

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

Application of Certain Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following are among the most critical accounting policies that impact our consolidated financial statements and condition. These critical accounting policies require management to make estimates that are subjective and judgmental on matters that are inherently uncertain. We suggest that our significant accounting policies, as described in our unaudited condensed consolidated financial statements in Note 3, Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Revenue Recognition. We record license revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. We license our products through our direct sales force. Revenues from sales of software licenses, which do not contain multiple elements, are recognized upon installation and acceptance of the related product if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, fee collectibility and vendor specific evidence about the value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Deferred license revenue represents sales in which not all of the requirements of SOP 97-2 have been met. Revenues from post-contract client support are recognized ratably over the term of the contract. Based on historical experience, we maintain a sales return allowance for the estimated amount of potential returns. While such returns have historically been minimal and within our established allowances, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If the return rate increases, our allowance may increase, which could increase our operating expenses and negatively impact our results of operations.

     As discussed in Note 3 to the financial statements included in Part I of this Form 10-Q, we also generate revenue from per-ticket service fees charged directly to consumers who order tickets through our web site, call distribution centers, interactive voice response or retail outlets. In addition, we charge a handling fee to consumers for all tickets sold by us, other than through retail outlets. We recognize service fee and handling fee revenue from ticket sales at the time the sale is made. The cost of the ticket and certain fees are refundable if the related event is cancelled. We would typically be reimbursed by our clients for the cost of any such tickets and we record a provision for estimated fee refunds at the time of sale. Such refunds for our fees have been historically insignificant, except for the fees refunded due to the tragic events of September 11.

     Additionally, we enter into contracts with clients whereby we pay a portion of the clients’ share of these fees up front. When this occurs, the up front fees are amortized against revenue over the period of the contract under the terms of the underlying contracts. Even though we anticipate fully recognizing these prepayments in the future, we cannot guarantee that we will be able to do so. As of September 30, 2002, we have $0.8 million recorded as prepaid revenue share.

     Accounts Receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable, less balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional charge to our general and administration expense in the period such determination was made. While we believe that our reserves are adequate, future adjustments may be required, which could impact, negatively or positively, our results of operations.

     Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net identified assets acquired in business combinations accounted for under the purchase method. Inherent in such valuations, we must make certain judgments, estimates, and assumptions about our strategic plans with regard to our operations. There are many assumptions and estimates underlying the determination of an impairment event or loss. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations. Effective January 1, 2002, we adopted FAS 142. Under the provisions of FAS 142, acquired goodwill and other intangible assets will be aggregated with our existing business segments and evaluated for impairment. These assets will be tested for impairment at least annually using a two-step process that begins with an allocation of goodwill to our business segments and then we will estimate the fair market value of the reporting business segment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. FAS No. 142 also requires additional disclosures of information related to the changes in carrying amounts of goodwill and other intangible assets from period to period in the aggregate by reportable business segment and asset class for those assets subject to amortization and for those not subject to amortization. The process of evaluating goodwill for impairment involves the determination of the fair value of our business segments. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Based on these judgments and estimations, it was determined in August 2002 that the carrying value of our goodwill did in fact exceed the implied value and resulted in a total goodwill and indefinite life intangibles impairment charge of $24.3 million. In accordance with the provisions of FAS 142, this $24.3 million charge was recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002 and is presented in our Statement of Operations for the nine months ended September 30, 2002. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in an additional material charge to our financial results of operations. As of September 30, 2002, we had $8.0 million in goodwill recorded in our financial statements, which could be affected by such judgments and estimations.

     Long-Lived Assets. In August 2001, FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. In accordance with FAS 142, we are required to perform a two-step transitional impairment review. The first step of this review consists of the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying value. This first step of the transitional impairment review of FAS 142 indicated that we had an impairment of our other intangibles in accordance with FAS No. 144. Such intangibles assets were valued in accordance with FAS No. 144 and the recoverability of such long-lived assets, including other intangibles and property and equipment, was evaluated in accordance with FAS No. 144 and an impairment charge $9.5 million was recorded in the quarter ended June 30, 2002.

     We will continue to periodically evaluate our long-lived assets, including fixed assets and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, we will be required to recognize an additional impairment loss, measured as the amount by which the carry value exceeds the fair value of the assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flows due to, among other things, technological changes, competitive conditions, and changes to our business model or changes in our operating performance. These differences between our estimates and actual cash flows may require us to take another impairment charge in the near future.

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

Forward Looking Information Regarding Liquidity and Capital Resources

     Our Third Party Credit Card Processor May Withhold Funds Due Us Which Could Restrict Our Ability to Meet Our Financial Obligations. We rely on a third party credit card processor to administer charges made by our clients’ customers on Visa and MasterCard. This third party processor may withhold funds due us if they deem there is a potential exposure for a large refund of any Visa or MasterCard charges that may be processed by them in the future. If a significant amount of funds were withheld from us, our cash in-flow would be slowed and would negatively impact our ability to meet our financial obligations.

     We Are Not In Compliance With The Nasdaq Market Place Rules And May Be Delisted From The NASDAQ Stock Market. Nasdaq recently changed its listing standards. Prior to November 1, 2002, we satisfied the net tangible assets test for continued listing. Effective November 1, 2002, this test was eliminated and replaced with a minimum stockholders equity test. Under generally accepted accounting principles, our Series F and Series G Preferred Stock are not included in equity because of their redemption features and as a result, we are not in compliance with this minimum stockholders equity standard or with either of the alternative continued listing standards. Nasdaq may therefore delist our common stock for failure to satisfy the Nasdaq Market Place Rules. If Nasdaq delists our common stock, then our common stock may be traded on the OTC Bulletin Board or the “pink sheets,” or may not be not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq National Market, which could make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheet” stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our common stock could have adverse consequences on our stockholders either because of reduced market prices or a lack of a regular, active trading market for our common stock.

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

     Our Stock Price Has Been And May Continue To Be Very Volatile, Which May Make Us A Target Of Securities Class Action Litigation. The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We are currently a party to such litigation and may be the target of additional litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and other resources.

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

     We Face Risks From International Operations That Could Adversely Affect Our Cash Flow And Licensing Revenues. A key component of our strategy is to expand our business internationally. Our plans to expand internationally are subject to inherent risks, including:

•	Adverse Fluctuations In Currency Exchange Rates Could Expose Us To Losses Because Some Of Our Contracts And Liabilities Are Payable In Foreign Currencies. We are exposed to foreign currency exchange rate risks inherent in our assets and liabilities denominated in currencies other than the United States dollar. If the United States dollar becomes weaker against foreign currencies, these payments will be greater in dollar terms and our cash flow would be adversely affected.

•	If We Cannot Adequately Enforce Our Intellectual Property Rights Internationally, We May Lose Licensing Revenues. Many of our foreign business relationships involve the licensing of our software products. If we are unable to enforce our intellectual property rights because they are not recognized under foreign laws, our customers could duplicate or modify our software products without our consent and deprive us of licensing revenues.

Forward Looking Information Regarding Revenue Growth and Execution of Our Business Plan

     Outlined below are certain factors that may preclude us from meeting our revenue expectations and fulfilling our business strategy.

     If We Fail To Retain Clients, We May Experience A Loss Of Revenue. In order to achieve our intended growth and market presence, we must retain our current client base. If we fail to do so, we may lose the revenue we generate from those clients.

     We May Not Be Able To Maintain Or Improve Our Competitive Position Because Of The Intense Competition In The Ticketing Industry. Intense competition in the ticketing industry presents significant challenges to management, marketing and technical personnel. We believe competition will become more challenging as the market for tickets expands and technology advances. Our primary competitor within the United States is Ticketmaster Corporation, which has operations throughout the United States. Ticketmaster Corporation has a widely recognized brand name in the live event ticketing business, a longer operating history in the ticketing industry and more extensive ticketing inventory and greater financial and other resources than we do. We commenced our operations in May 1996 and did not begin to sell tickets on the Internet until October 1997. Because of our limited operating history, we have not yet gained the same level of brand recognition or accumulated as broad a ticketing inventory as Ticketmaster Corporation. In addition, because we have developed through the acquisition of smaller, regional outsourcing services providers and in-house systems developers, we are still in the stages of developing a strong national presence.

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

     In Order To Maintain Our Competitive Position In The Ticketing Industry, We Must Be Able To Attract New Clients And Ticket Inventory, And We Cannot Be Certain That We Will Be Able To Do So. If we cannot attract new clients, or if we lose clients to other outsourcing services providers or otherwise, we may not be able to maintain our competitive position in the ticketing industry. In recent years, the live entertainment industry has been moving toward consolidation. As a result, contracts for outsourcing services are often negotiated on a multi-venue basis, and large ticket inventories are concentrated in the hands of a few entertainment conglomerates. Because outsourcing services contracts are often multi-year contracts and there are fewer potential new clients, competition for their business is especially intense. Industry consolidation has reduced the number of viable acquisition candidates and, accordingly, limited future acquisition opportunities. In order to increase our client base and ticket inventory, we may need to attract clients who currently have relationships with other outsourcing services providers. At the same time, other outsourcing services providers will likely attempt to attract our current clients to use their outsourcing services. In addition, our clients may terminate their contracts for a variety of reasons, or may not renew their contracts at the end of their terms.

     System Failures Could Damage Our Reputation And Result In The Loss Of Customers And Clients. Our business is significantly dependent on our call centers, computer systems, telecommunications systems, and other third party technology. Heavy stress placed on our systems during peak periods could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or any other systems integral to the automated ticketing process, including power, telephone or telecommunications services, even for a short period, could cause consumers to suffer delays in ticket purchases. The resulting inconvenience to consumers could damage our reputation with the public, cause consumers to purchase tickets from other sources and deter repeat customers. Delays in services could also cause substantial losses for clients, which could result in claims against us. These delays could also result in the termination or non-renewal of our existing service agreements.

     We do not presently have fully redundant systems or alternative providers of hosting services. In addition, our clients’ in-house systems may be subject to failures and degradations that could interrupt ticket sales both through clients’ systems and on our web site. Unanticipated problems also may cause a significant system outage or data loss, and result in the loss of clients. We may not carry sufficient business interruption insurance to compensate us for all of the possible losses that we may incur.

     We May Become Subject To State Regulation Of Ticket Sales, Which Could Impose Restrictions On The Manner And Pricing Of Our Ticket Sales. Many states and municipalities have adopted statutes regulating ticketing transactions within their jurisdictions. We cannot be certain whether any of these laws and regulations may be determined to be applicable to our business or whether new laws and regulations potentially adverse to our business will be adopted. We are currently the target of a complaint by two individuals seeking to certify a class of similarly situated individuals as plaintiffs based on an alleged violation of anti-scalping regulations and we may be the target of additional complaints in the future. If we become subject to additional laws and regulations, the manner and pricing of our ticket sales may be restricted, which could have an adverse effect on our revenues. Some states and municipalities require that ticket sellers obtain a reseller’s license. One or more states or municipalities could take the position that a telephonic or electronic ticket sale to one of their residents is a sufficient basis for application of that jurisdiction’s reseller statute. Because we believe these statutes to be inapplicable to our activities, we may not be in compliance with these statutes. Governmental agencies or authorities could also argue that other state or local licensing or “ticket scalping” statutes apply to our activities. These statutes, among other things, limit the amount of service charges and other fees that may be charged in connection with ticket sales. Other state and local regulations establish maximum service fees on tickets for certain sporting and other events.

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

     Online Security Breaches Could Result In A Loss Of Consumer Confidence In E-Commerce, Which Could Impair Our Ability To Implement Our Business Model. The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in our services. Any publicized security problems affecting us or other e-commerce companies could inhibit the growth of e-commerce and, accordingly, the growth of our Internet sales revenue as contemplated in our business model. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. We cannot be certain that our security measures will prevent security breaches, including break-ins, viruses or disruptions by consumers or others. A party that is able to circumvent our security systems could steal a customer’s personal information, our proprietary information, damage our database or communications lines or otherwise cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits that may not be adequate to reimburse us for losses caused by security breaches.

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

     Because We Have A Limited Operating History As A Consolidated Business, We Have An Unproven Business Model. Since 1996, we have completed eleven acquisitions of companies, the majority of which occurred in 1998 and 1999, with diverse backgrounds in the ticketing industry. We have a limited history operating as a consolidated business, and accordingly, an unproven business model that is substantially dependent on the growth of revenues from increased ticket sales on the Internet and expanding our client base. We cannot be certain that we will be successful in increasing our Internet sales in future periods as well as increasing our client base. If we are not successful in these endeavors, our revenues will not grow in accordance with our business plan and may fall short of expectations of market analysts and investors, which could negatively affect the price of our common stock.

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

     If We Cannot Attract And Retain Qualified Personnel In A Cost Effective And Timely Manner, We May Not Be Able To Execute Our Growth Strategy. Our future growth, if any, will depend in part on our ability to attract, motivate and retain skilled technical, sales and management personnel. Competition for these personnel is intense, and we expect it to increase. We cannot be certain that we will be able to retain our existing personnel or attract additional qualified personnel in the future. In addition, a significant portion of our workforce is comprised of telephone sales representatives. We compete with telemarketing firms, among others, for skilled telephone sales personnel and sometimes must pay premium hourly wages to attract and retain them. In addition, their inherent high turnover rate increases our recruiting and training costs. We cannot be certain that we will be able to continue to hire and retain qualified personnel to support our planned growth in a cost effective or timely manner. If we cannot, our ability to execute our growth strategy could be impaired.

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

     Acquisitions Will Create Charges To Earnings That Could Adversely Affect Our Operating Results And, Accordingly, The Market Price Of Our Common Stock. As a result of past acquisitions, we have recorded a significant amount of goodwill that we evaluate on a regular basis for impairment. Under FAS No. 142, Goodwill and Other Intangibles, and FAS 144, Accounting for the Impairment of Assets to Be Disposed of, we are to test for impairment using estimated fair value of the reporting units as well as undiscounted cash flows. The recent adoption of these two recent accounting pronouncements resulting in a goodwill, other intangible asset and long-lived asset charge of $33.9 million. As of September 30, 2002, we had goodwill and other intangible assets of $14.1 million. If the amount of recorded goodwill or other intangible assets is increased or we have future losses and are unable to demonstrate our ability to recover the amount of goodwill, an additional impairment charge would be taken, thereby significantly affecting our operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Interest Rate Risk We are not exposed to material market risks related to fluctuations in interest rates. Our exposure relates primarily to cash held in short-term, highly liquid, money market funds on deposit with a major United States financial institution. Our long-term obligations consist mainly of capital leases with fixed interest rates. Our long-term obligations consist mainly of capital leases with fixed interest rates.

     Foreign Currency Exchange Risk We transact business in a number of different foreign countries around the world. In most instances, revenues are collected and operating expenses are paid in the local currency of the country in which we are transacting. We also have some contracts and liabilities that are payable in foreign currencies. Accordingly, we are exposed to incremental volatility in sales and earnings due to fluctuations in foreign exchange rates. Our exposure is primarily related to revenue and operating expenses in the United Kingdom and Canada. For the quarter ended September 30, 2002, and for all periods presented, revenue and expenses in these foreign currencies were not material.

     Derivative Financial Investments. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information required to be disclosed by this Item 1 is incorporated by reference to footnote 7 of the financial statement, contained in Part I, Item 1 of this Form 10-Q.

Item 2. Changes in Securities and Use Of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     We are not in compliance with the Nasdaq Market Place Rules. Nasdaq recently changed its listing standards. Prior to November 1, 2002, we satisfied the net tangible assets test for continued listing. Effective November 1, 2002, this test was eliminated and replaced with a minimum stockholders’ equity test. Under generally accepted accounting principles, our Series F and Series G Preferred Stock are not included in equity because of their redemption features and, as a result, we are not in compliance with this minimum stockholders’ equity standard or with either of the alternative continued listing standards. Nasdaq may therefore delist our common stock for failure to satisfy the Nasdaq Market Place Rules.

Item 6. Exhibits and Reports on Forms 8-K

     (a)  Exhibits

10.1	Secured Promissory Note between Ronald Bension and the Company dated as of December 18, 2001
10.2	2002 Executive Cash Incentive Plan
99.1	Section 906 CEO Certificate
99.2	Section 906 CFO Certificate

     (b)  Reports on Form 8-K:

           None.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Tickets.com, Inc. (Registrant)

Dated: November 14, 2002	/s/ RONALD BENSION Ronald Bension Chief Executive Officer and Director (Principal Executive Officer)

/s/ ERIC P. BAUER Eric P. Bauer Chief Financial Officer (Principal Financial and Accounting Officer)

§ 302 CERTIFICATION

     I, Ronald Bension, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Tickets.com, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Ronald Bension Ronald Bension Chief Executive Officer

§ 302 CERTIFICATION

     I, Eric P. Bauer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Tickets.com, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Eric P. Bauer Eric P. Bauer Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1	Secured Promissory Note between Ronald Bension and the Company dated as of December 18, 2001
10.2	2002 Executive Cash Incentive Plan
99.1	Section 906 CEO Certificate
99.2	Section 906 CFO Certificate